Form 10QSB
period 1996-03-31
ACRES GAMING INC
filed 1996-05-10
CIK 912601

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          ____________
                          FORM 10-QSB

(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to__________

                 Commission File Number 0-22498


                   Acres Gaming Incorporated
(Exact name of small business issuer as specified in its charter)

          Nevada                             88-0206560
 (State or other jurisdiction of      (IRS Employer Identification No.)
   incorporation or organization)

                      815 NW Ninth Street
                    Corvallis, Oregon 97330
            (Address of principal executive offices)

                          541-753-7648
                  (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes___x____  No_______

     The number of shares of Common Stock, $.01 par value, outstanding on April 15, 1996 was 7,556,525.


                   ACRES GAMING INCORPORATED

                       Table of Contents


                                                       Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets at March 31, 1996 and
       June 30, 1995                                     3

     Statements of Operations for the Three
      and Nine Months Ended March 31, 1996 and 1995      4

     Statements of Cash Flows for the Nine Months
       Ended March 31, 1996 and 1995                     5

     Notes to Financial Statements                       6


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations            7


PART II -- OTHER INFORMATION                             9


SIGNATURES                                              11


                      PART I -- FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                         ACRES GAMING INCORPORATED
                              BALANCE SHEETS

                                  ASSETS

                                         March 31, 1996
                                          (unaudited)       June 30, 1995

CURRENT ASSETS:
  Cash and cash equivalents                  $  487,000      $1,325,000
  Receivables                                   854,000         967,000
  Inventories                                 2,267,000       2,395,000
  Prepaid expenses                               60,000          73,000
                                              ---------       ---------
    Total current assets                      3,668,000       4,760,000
                                              ---------       ---------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                        515,000         508,000
  Equipment                                   1,230,000       1,014,000
  Leasehold improvements                        506,000         498,000
  Accumulated depreciation                   (1,184,000)       (789,000)
                                              ---------       ---------
    Total property and equipment              1,067,000       1,231,000

OTHER ASSETS                                    399,000         273,000
                                              ---------       ---------
                                             $5,134,000      $6,264,000
                                              =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $350,000        $427,000
  Accrued expenses                              399,000         482,000
  Customer deposits                           1,089,000         393,000
                                              ---------       ---------
    Total current liabilities                 1,838,000       1,302,000

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000
   shares authorized, 7,556,525 and 7,494,500
   shares issued and outstanding at
   March 31, 1996 and June 30, 1995              76,000          75,000
  Additional paid-in capital                 10,972,000      10,615,000
  Accumulated deficit                        (7,752,000)     (5,672,000)
  Less -  Deferred charge - warrants                 --         (56,000)
                                              ---------       ---------
    Total stockholders' equity                3,296,000       4,962,000

                                              ---------       ---------
                                             $5,134,000      $6,264,000
                                              =========       =========

   The accompanying notes are an integral part of these balance sheets.


                         ACRES GAMING INCORPORATED

                         STATEMENTS OF OPERATIONS

        For the Three and Nine Months Ended March 31, 1996 and 1995
                                (unaudited)


                            Three months ended       Nine months ended
                                 March 31                 March 31
                             1996        1995        1996         1995

NET REVENUES              $1,451,000   $355,000   $3,311,000   $3,193,000

COST OF REVENUES             764,000    338,000    1,781,000    2,029,000
                             -------    -------    ---------    ---------
GROSS PROFIT                 687,000     17,000    1,530,000    1,164,000

OPERATING EXPENSES:
  Research and development   535,000    478,000    1,613,000    1,457,000
  Selling, general and
   administrative            643,000    585,000    1,998,000    1,520,000
                           ---------  ---------    ---------    ---------
  Total operating expenses 1,178,000  1,063,000    3,611,000    2,977,000
                           ---------  ---------    ---------    ---------
LOSS FROM OPERATIONS        (491,000)(1,046,000)  (2,081,000)  (1,813,000)

OTHER INCOME (EXPENSE)       (11,000)    (6,000)       1,000        6,000
                             -------  ---------    ---------    ---------
NET LOSS                    (502,000)(1,052,000)  (2,080,000)  (1,807,000)
                             =======  =========    =========    =========

NET LOSS PER SHARE            $(0.07)    $(0.15)     $ (0.27)     $ (0.25)
                                ====       ====         ====         ====
SHARES USED IN PER
  SHARE COMPUTATION        7,557,000  7,146,000    7,644,000    7,139,000
                           =========  =========    =========    =========

     The accompanying notes are an integral part of these statements.


                       ACRES GAMING INCORPORATED

                       STATEMENTS OF CASH FLOWS

           For the Nine Months Ended March 31, 1996 and 1995
                              (unaudited)


                                                    1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      (2,080,000)   (1,807,000)
Adjustments to reconcile net loss to net
 cash from operations
 Depreciation and amortization                   474,000       328,000
 Amortization of warrants                         56,000           --
 Changes in assets and liabilities
  Receivables                                    113,000      (629,000)
  Inventories                                    128,000      (462,000)
  Prepaid expenses and other assets               13,000      (104,000)
  Accounts payable and accrued expenses         (160,000)     (423,000)
  Customer deposits                              696,000       239,000
                                                 -------     ---------
Net cash used for operating activities          (760,000)   (2,858,000)
                                                 -------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (231,000)     (175,000)
Capitalized software costs                       (70,000)          --
Other, net                                      (135,000)          --
                                                 -------     ---------
Net cash used for investing activities          (436,000)     (175,000)
                                                 -------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock           358,000           --
Borrowings under line of credit                       --       592,000
                                                 -------     ---------
Net cash from financing activities               358,000       592,000
                                                 -------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (838,000)   (2,441,000)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                        1,325,000     2,545,000
                                               ---------     ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                              $ 487,000     $ 104,000
                                               =========     =========


   The accompanying notes are an integral part of these statements.


                       ACRES GAMING INCORPORATED

                Notes to Unaudited Financial Statements

1.   Unaudited Financial Statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission.

     In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the operating results for the full year or future periods.

2.   Line of Credit

     At June 30, 1995, the Company had a $1,000,000 line of credit with a bank which accrued interest at the bank's prime rate plus 1.0 percent. The line expired in October, 1995 and was renewed for $750,000 with interest at the bank's prime rate plus 2.0 percent. The renewed bank line expired at March 31, 1996. Borrowings under the line were secured by substantially all assets of the Company. There were no borrowings under the line at March 31, 1996.

3.   Income Taxes

     At March 31, 1996, the Company had cumulative net operating losses of approximately $7,700,000 which are available to offset future taxable income through 2010. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain at this time.

4.   Per Share Computation

     Net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods.

5.   Stockholders' Equity

     In June 1995, the Company issued 400,000 shares of common stock to a group of private investors for net proceeds of $2,255,000. In connection with this offering, the Company granted warrants to purchase 40,000 shares of the Company's common stock at $7.20 per share which approximated market value at that date.

     In exchange for services, in February 1995, the Company granted warrants to another company to purchase up to 120,000 shares of the Company's common stock at $5.50 per share. The warrants expire in February 2000. The value of the warrants of $96,000 was recorded as paid in capital and the related expense was deferred and amortized over the term of the related service agreement. For the three and nine month periods ended March 31, 1996, expense associated with these warrants was $8,000 and $56,000, respectively.


                      ACRES GAMING INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company's Concept III products are designed to enhance casino profitability by making gaming machines more fun to play while providing the control, accounting and security functions necessary to ensure more efficient, profitable casino operation. In November, 1993, the Company issued 1,667,500 units (consisting of 1,667,500 shares of common stock and 833,750 warrants) in an initial public offering resulting in net proceeds of $7,153,000. In June 1995, the Company issued 400,000 shares of common stock to a group of private investors for net proceeds of $2,255,000. Such proceeds are being used to hire additional engineering personnel and for other research and development costs to enhance the Company's product line, for capital expenditures for computer and other equipment, and to lease office space. At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.


Results of Operations

     The Company's net revenues for the three months ended March 31, 1996 were $1,451,000, an increase of 309% over net revenues of $355,000 during the three months ended March 31, 1995. The increase in revenue was primarily the result of sales of custom products based on the Company's Concept III technology to other manufacturers for inclusion in gaming machines developed by them. For the nine months ended March 31, 1996, net revenues were $3,311,000, a increase of 4% from the $3,193,000 during the same period in the prior year.

     Gross profit as a percentage of net revenue was 47% in the three-month period ended March 31, 1996, compared to 5% for the same period in the prior year. For the nine-month periods ended March 31, 1996 and 1995, gross profit as a percentage of net revenue was 46% and 36%, respectively. The increase in gross margin is a result of changes in the mix of products sold and reductions in certain costs of production and service.

     In order to support growth in revenue and continue to develop its products, since completion of its initial public offering in November, 1993, the Company has hired additional personnel, made capital expenditures for computer and other equipment, leased additional space to serve as its headquarters and opened and expanded a sales and service office in Las Vegas, Nevada. As a result, operating expenses increased from $1,063,000 in the three-month period ended March 31, 1995 to $1,178,000 in the same period in 1996. For the nine-month periods ended March 31, operating expenses increased from $2,977,000 in 1995 to $3,611,000 in 1996.


Financial Condition
     As of March 31, 1996, the Company had working capital of $1,830,000, compared to $3,458,000 as of June 30, 1995. During the nine months ended March 31, 1996, net cash used by operating activities was $760,000, of which the major components were the net loss, offset by depreciation and amortization of $474,000 and by an increase of $696,000 in customer deposits. Net cash used by investing activities was $436,000, while net cash provided by financing activities was $358,000, resulting from exercise of employee stock options.

     The Company's net cash position (balance of cash and cash equivalents less borrowings under the line of credit) improved significantly during the three months ended March 31, 1996. At the end of the previous quarter, as of December 31, 1995, the net cash position was $(332,000). At March 31, 1996, the net cash position was $487,000, an increase of $819,000. This improvement resulted from receipt of customer deposits, increased revenue, and a decrease in receivables.

     The Company's sources of liquidity include its $487,000 balance of cash and cash equivalents, and payment terms which generally include deposits with the receipt of customer orders. Although its operations generated negative cash flow prior to the three month period ending March 31, 1996, the sources of liquidity referred to above, along with the flexibility that the Company has in adjusting operating levels, are expected to be sufficient to fund the Company's operations for at least the next 12 months.


                  PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     None


Item 2.  Changes in Securities

     None.


Item 3.  Defaults upon Senior Securities

     Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on
     January 4, 1996. The following matters were submitted to a vote of the shareholders at the Annual Meeting:

     Election of Director. The following person was elected to serve as a director for a term of one year:

          John F. Acres

     Approval of Amendment to 1993 Stock Option and Incentive
     Plan.  (3,881,232 votes FOR, 274,036 votes AGAINST, and
     101,500 votes ABSTAINED)

     Ratification of Appointment of Arthur Andersen LLP as
     Independent Auditors. (4,298,813 votes FOR, 2,900 votes
     AGAINST, and 2,130 votes ABSTAINED)


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter covered by this
               Form 10-QSB.

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACRES GAMING INCORPORATED
                                   (Registrant)

  May 10, 1996                    Robert W. Brown
    Date                           (Signature)
                              Chief Financial Officer and Treasurer
                              (Principal Accounting and Financial Officer)