Form 10QSB/A
period 1996-03-31
ACRES GAMING INC
filed 1996-07-23
CIK 912601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

                                  541-753-7648
                           (Issuer's telephone number)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___x___  No _______

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



                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                              March 31, 1996
                                                (unaudited)    June 30, 1995

CURRENT ASSETS:
  Cash and cash equivalents                     $    487,000    $  1,325,000
  Receivables                                        854,000         967,000
  Inventories                                      2,267,000       2,395,000
  Prepaid expenses                                    60,000          73,000
                                                ------------    ------------
    Total current assets                           3,668,000       4,760,000
                                                ------------    ------------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                             515,000         508,000
  Equipment                                        1,230,000       1,014,000
  Leasehold improvements                             506,000         498,000
  Accumulated depreciation                        (1,184,000)       (789,000)
                                                ------------    ------------
    Total property and equipment                   1,067,000       1,231,000

OTHER ASSETS                                         399,000         273,000
                                                ------------    ------------
                                                $  5,134,000    $  6,264,000
                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $    350,000    $    427,000
  Accrued expenses                                   399,000         482,000
  Customer deposits                                1,089,000         393,000
                                                ------------    ------------
    Total current liabilities                      1,838,000       1,302,000

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000
   shares authorized, 7,556,525 and 7,494,500
   shares issued and outstanding at
   March 31, 1996 and June 30, 1995                   76,000          75,000
  Additional paid-in capital                      10,972,000      10,615,000
  Accumulated deficit                             (7,752,000)     (5,672,000)
  Less -  Deferred charge - warrants                    --           (56,000)
                                                ------------    ------------
    Total stockholders' equity                     3,296,000       4,962,000

                                                ------------    ------------
                                                $  5,134,000    $  6,264,000
                                                ============    ============

   The accompanying notes are an integral part of these balance sheets.



                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

           For the Three and Nine Months Ended March 31, 1996 and 1995
                                   (unaudited)


                                 Three months ended             Nine months ended
                                      March 31                       March 31
                                1996            1995           1996           1995
NET REVENUES                 $ 1,451,000    $   355,000    $ 3,311,000    $ 3,193,000

COST OF REVENUES                 764,000        338,000      1,781,000      2,029,000
                             -----------    -----------    -----------    -----------
GROSS PROFIT                     687,000         17,000      1,530,000      1,164,000

OPERATING EXPENSES:
  Research and development       535,000        478,000      1,613,000      1,457,000
  Selling, general and
   administrative                643,000        585,000      1,998,000      1,520,000
                             -----------    -----------    -----------    -----------
  Total operating expenses     1,178,000      1,063,000      3,611,000      2,977,000
                             -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS            (491,000)    (1,046,000)    (2,081,000)    (1,813,000)

OTHER INCOME (EXPENSE)           (11,000)        (6,000)         1,000          6,000
                             -----------    -----------    -----------    -----------
NET LOSS                        (502,000)    (1,052,000)    (2,080,000)    (1,807,000)
                             ===========    ===========    ===========    ===========

NET LOSS PER SHARE           $     (0.07)   $     (0.15)   $     (0.27)   $     (0.25)
                             ===========    ===========    ===========    ===========
SHARES USED IN PER
  SHARE COMPUTATION            7,557,000      7,146,000      7,644,000      7,139,000
                             ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.



                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

                For the Nine Months Ended March 31, 1996 and 1995
                                   (unaudited)


                                                 1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     (2,080,000)    (1,807,000)
Adjustments to reconcile net loss to net
 cash from operations
 Depreciation and amortization                  474,000        328,000
 Amortization of warrants                        56,000           --
 Changes in assets and liabilities
  Receivables                                   113,000       (629,000)
  Inventories                                   128,000       (462,000)
  Prepaid expenses and other assets              13,000       (104,000)
  Accounts payable and accrued expenses        (160,000)      (423,000)
  Customer deposits                             696,000        239,000
                                            -----------    -----------
Net cash used for operating activities         (760,000)    (2,858,000)
                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (231,000)      (175,000)
Capitalized software costs                      (70,000)          --
Other, net                                     (135,000)          --
                                            -----------    -----------
Net cash used for investing activities         (436,000)      (175,000)
                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock          358,000           --
Borrowings under line of credit                    --          592,000
                                            -----------    -----------
Net cash from financing activities              358,000        592,000
                                            -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS      (838,000)    (2,441,000)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                       1,325,000      2,545,000
                                            -----------    -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $   487,000    $   104,000
                                            ===========    ===========


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

                                    ACRES GAMING INCORPORATED
                                    (Registrant)

July 12, 1996                       Robert W. Brown
    Date                            (Signature)
                                    Chief Financial Officer and Treasurer
                                    (Principal Accounting and Financial Officer)