Form 10-K
period 1996-06-30
ACRES GAMING INC
filed 1996-09-30
CIK 912601

- --------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                  --------------------------------------------------

                                      FORM 10-K

    /x/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                            (Commission File No.) 0-22498
                  --------------------------------------------------

                              ACRES GAMING INCORPORATED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                    88-0206560
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)
                  --------------------------------------------------
                     815 NW NINTH STREET, CORVALLIS, OREGON 97330
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                       REGISTRANT'S TELEPHONE NUMBER INCLUDING:

                                    (541) 753-7648

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Common Stock, $.01 par value

                      Redeemable Common Stock Purchase Warrants

 Units (one share of Common Stock and one-half Redeemable Common Stock Purchase
                                       Warrant)

                                   (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 31, 1996 was $50,719,000

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share as of August 31, 1996 was 7,621,600 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company's Proxy Statement to be filed in connection with the Company's 1996 Annual Meeting of Shareholders to be held November 12, 1996.

- --------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                                        PART I
ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
           The Market. . . . . . . . . . . . . . . . . . . . . . . . . . .  2
           Concept III . . . . . . . . . . . . . . . . . . . . . . . . . .  2
           Strategic Alliance With IGT . . . . . . . . . . . . . . . . . .  4
           Customers . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
           Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Production and Manufacturing. . . . . . . . . . . . . . . . . .  7
           Competition . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Government Regulation . . . . . . . . . . . . . . . . . . . . .  8
           Patents . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
           Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
           Forward-Looking Statements. . . . . . . . . . . . . . . . . . . 13

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 14

         EXECUTIVE OFFICERS OF REGISTRANT. . . . . . . . . . . . . . . . . 14

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . 16

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . 16

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . 20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 34

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . 34

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . 34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . 34

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . 34

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K. . . . . . 34


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                                        PART I

ITEM 1.  BUSINESS

GENERAL
    The Company develops, manufactures and markets electronic game promotion, slot accounting, and game monitoring systems to the casino gaming industry. Its Concept III products are designed to enhance casino profitability by providing entertainment and incentives to players of slot machines and collecting and analyzing data for use by casino managers. The Concept III technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible bonus and incentive programs that have not previously been offered. A number of the primary manufacturers of slot machines have made extensive changes to the software used in their machines to support the Concept III technology.

    The Company currently offers products in four major categories:

         -    Bonusing
         -    Progressive jackpots
         -    Slot accounting
         -    Player tracking

    Bonusing and progressive jackpot systems, which provide players with opportunities for additional play and special pay-outs, are designed to enhance interest in the machines and games to which they are attached. The slot accounting products collect, analyze and report data to casino managers to satisfy accounting and regulatory requirements and to enable casino management to analyze the performance of each gaming device by type and location. Player tracking systems allow a casino to monitor the playing patterns of individual players or selected groups of players and to develop incentives and promotions to those players.

    In August 1996, the Company executed a letter of intent to implement a strategic alliance with International Game Technology ("IGT"). IGT is the largest manufacturer of slot machines in the world. The agreement includes a $5 million investment from IGT in return for 519,481 newly issued shares of the Company's 3% convertible preferred stock, with a twelve-month option to purchase an additional 519,481 shares at the same price. IGT will also have the right to elect one member to the Company's board of directors. See "Strategic Alliance with IGT."

    In connection with the anticipated strategic alliance with IGT, the Company expects to sell its Concept III bonusing and player tracking components (which have been designed to interface with the Company's bonusing components) for use in IGT Smart System-TM- player tracking/slot accounting installations and expects to partially discontinue offering its slot accounting and player tracking modules. See "Strategic Alliance with IGT."

THE MARKET

    Casino gaming is found in more than 15 states in the United States. Iowa and Illinois legalized limited gaming on riverboats in the late 1980s. Subsequently, Mississippi, Missouri, Louisiana and Indiana have also legalized riverboat or dockside casinos. Land-based gaming is permitted in Colorado, South Dakota and Louisiana. The Indian Gaming Regulatory Act of 1988 has resulted in a significant expansion of casino gaming on Indian lands. Casinos currently are found on Indian lands in a number of states, including Arizona, California, Connecticut, Minnesota, Oregon, Washington and Wisconsin. Gaming in the traditional markets of Nevada and New Jersey has continued to grow even as gaming has been introduced into additional jurisdictions.


    Casino gaming has also grown rapidly world-wide, including in Australia, Canada, Europe and Africa, as well as in parts of the former Soviet Union and South America.

    The Company estimates that approximately 750,000 casino-style machines are currently in use throughout the world, including approximately 400,000 in the United States.

    The Company believes that increased competition among casinos will lead to increased demand for game promotion, automated slot accounting, and game monitoring systems of the type offered by the Company.

    New or expanding casinos represent a significant part of the potential market for the Company's products. Existing casinos also represent a significant potential market as casino managers seek to maintain or improve casino profitability by employing bonusing and other promotional programs for slot machines.

CONCEPT III

    The Concept III system was conceived to provide to the gaming industry a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers four Concept III products directly to casinos: bonusing, slot accounting, player tracking, and progressive jackpot systems for gaming machines. Concept III and its component products are a modular, integrated system. The bonusing, progressive jackpot, slot accounting, and player tracking modules can be purchased and installed individually or as components of an integrated system. The Company intends that future products it may develop will also be integrated into the Concept III system.

    The Company also offers Concept III to OEM manufacturers of specialty slot machines. An OEM manufacturer can use the ability of Concept III to coordinate lights, sound and other special effects and its ability to cause a slot machine
to pay special bonuses.   By adding these capabilities of Concept III to regular
slot machines, entirely new games can be created which offer unique and entertaining experiences for slot players.

    A Concept III installation in a casino includes electronic hardware installed in the slot machines, personal computers that serve as controllers for groups of slot machines, software to operate bonusing systems and progressive jackpot systems and software to record and analyze data and generate reports to casino management. Concept III employs personal computer technology, and is designed to take advantage of future improvements in such technology. Under the agreement with IGT, the Company expects to discontinue offering the software which records and analyzes data and generates reports.

    Up to 10,000 slot machines can be connected in a Concept III installation. A single controller can serve up to 2,000 machines, and up to 5 controllers can be included in a Concept III installation. The largest installation for which the Company has received an order was approximately 2,500 slot machines. The world's largest casino currently has approximately 4,000 slot machines.

    The primary manufacturers of slot machines, including IGT and Bally Gaming International, Inc. ("Bally"), have made extensive changes to the software used in their machines to support the Concept III technology. The changes permit the slot machines to accept instructions from the Concept III system, primarily in connection with the bonusing system module. New software supporting the Concept III system on IGT's S+ series and Players Edge Plus series of machines and Bally's 5500 Pro Series of machines, as well as the Concept III system itself, has been approved by the Nevada Gaming Control Board. See "Government Regulation."

    The initial installation of the Concept III slot accounting module was at the Casino Royale casino in Las Vegas, Nevada, in January 1993. The player tracking module was initially installed during July 1994 at casinos operated by the Ho-Chunk Nation (formerly named the Wisconsin Winnebago Nation). The Treasure Island Resort in Las Vegas installed the progressive jackpot system for slot machines for casino-wide use. In November 1994, the initial installation of the bonusing system module was installed at the Casino Royale to operate a Double Jackpot Time promotion. After review of a field trial period, the bonusing system was released for general installation in Nevada in April, 1995.

    Aristocrat Leisure Industries of Australia ("Aristocrat") is the leading manufacturer of slot machines in Australia and the second largest in the world. In February 1996, the Company entered into a sales agreement with Aristocrat under which the Company is providing its Concept III system for a new casino under development by Crown Ltd. in Melbourne, Australia, which is scheduled to open in early 1997.

    BONUSING SYSTEM

    Many casinos offer promotions such as double jackpots at certain times of the day. While such promotions have in many cases been successful in increasing play at slot machines during the double jackpot periods, they have required extensive administrative effort to manage. Concept III, with its ability to deliver instructions to the slot machine, enables the casino to automate the payment of and accounting for double jackpot and other bonus programs. In addition, the Concept III technology allows a double jackpot or other bonus program to operate on a random basis, or to operate only when a minimum level of activity is present. A display can be mounted on the slot machine to inform players when the bonus program is operative. In addition, the bonusing system can include lighting, sound, signage and other special effects to call players' attention to the bonusing event as it begins and progresses. The Company is using such special effects to simulate clouds, lightning, thunder and wind, which, combined with a double and five-time jackpot bonus application, create a promotion called Hurricane Zone.

    Many casinos have also offered promotions where they provide free play to entice players to visit the casino. Such promotions have required extensive administrative effort to manage and there has been no assurance that the money given to potential customers will be played in the casino's slot machines. Using the capabilities of Concept III, this type of promotion can be automated and, instead of giving money directly to the customer, the Concept III system can match each coin played in the slot machine ("Match Play") or provide free play ("Reel Money") by adding a free coin under parameters controlled by the casino. The capabilities of Concept III also allow implementation of the Personal Progressive promotion, where each qualifying player can build up a progressive jackpot which only that player is eligible to win.

    Installation of the Match Play and Personal Progressive promotions was completed in November 1995 on 50 slot machines at the Treasure Island Casino in Las Vegas. The first installation of the Hurricane Zone promotion was completed on 34 machines at the Edgewater Hotel & Casino in Laughlin, Nevada, in May 1996. The first installation of Reel Money was completed at the Sundowne Hotel & Casino in Reno, Nevada, in June 1996.

    PROGRESSIVE JACKPOTS FOR SLOT MACHINES

    A progressive jackpot system links a number of slot machines to generate a collective jackpot. As coins are played in the machines, a portion of each coin is allocated to the creation of the jackpot. Other progressive jackpot systems require a controller to be installed at the same location as the machines that are linked to the jackpot. In contrast, a Concept III progressive jackpot system is programmed remotely from a personal computer. This method of programming enables the casino manager to determine which machines are to be linked to the progressive jackpot, and to establish various parameters such as starting jackpot amounts, rates of increment, and limits, if any, on the jackpot. The flexibility provided by Concept III enables the casino manager to design, alter and readily implement new progressive jackpot promotions which may be created from time to time.

    SLOT ACCOUNTING

    The slot accounting module automatically collects play data about each gaming device. This information is transmitted to a central computer system where it is immediately available to the casino manager, and where it is stored for future analysis and reporting. The equipment is configured to monitor all slot machine functions, including coins deposited in the machine, coins paid out of the machine, coins available to "drop," number of games played, jackpot occurrences and other machine functions, and recognizes players who use player identification cards.

    PLAYER TRACKING

    Player tracking systems collect performance data about individual players or groups of players. The player tracking module of Concept III builds upon the casino accounting module to gather and record information about individual players, much like a "frequent flyer" program. Each customer who elects to enroll is given a plastic card that uniquely identifies the player. The player inserts the card into a slot on any game he or she chooses to play, and the system automatically records the player's level of play. The casino management can use this information to provide special incentives and rewards to individual players or groups of players.

    OTHER PRODUCTS

    The bonusing capabilities of the Concept III system can be combined with products produced by other manufacturers. For example, the Company provides electronic and certain other components to a company which develops and operates specialty games. The components provided by the Company comprise a special bonusing system where the slot player periodically spins a wheel mounted above the slot machine. The Concept III bonusing system communicates the results of the wheel spin to the slot machine, which pays the bonus to the player.

    RESEARCH AND DEVELOPMENT

    The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 44 employees involved in product engineering as of August 31, 1996. Research and development expenses were $2,341,000, $1,900,000 and $1,352,000 in the years ended June 30, 1996, 1995 and 1994, respectively.

STRATEGIC ALLIANCE WITH IGT

    In August 1996, the Company executed a letter of intent to implement a strategic alliance with IGT. IGT is the largest manufacturer of slot machines in the world. The agreement includes a $5 million investment from IGT in return for 519,481 newly issued shares of the Company's 3% convertible preferred stock, with a 12-month option to purchase an additional 519,481 shares at the same price. IGT will also have the right to elect one member to the Company's Board of Directors.

    The Company and IGT have not yet executed definitive documents and it is possible that no final agreement will be reached. Before the Company can issue preferred stock to IGT, the Company's shareholders must approve an amendment to the Articles of Incorporation to authorize Preferred Stock. The Company expects to submit the proposal to shareholders at its Annual Meeting of Shareholders to be held on November 12, 1996.

    If the strategic alliance is fully implemented, the Company anticipates that:

    1) the Company will create proprietary games, using IGT equipment as the foundation, to be installed under leasing or revenue sharing agreements in casinos;

    2) the Company will sell its Concept III Bonusing Technology and player tracking components for use in IGT Smart System-TM- player tracking/slot accounting installations and the Company will eventually withdraw from part of the player tracking/slot accounting business;

    3) IGT will incorporate the Company's displays and other game enhancement tools into its slot machines; and;

    4) the Company will develop promotions for use on IGT's Wide Area Network that supports "Megabucks," "QuarterMania" and other progressive jackpot promotions.

    The Company believes that the strategic alliance with IGT provides it significant benefits in the slot system market by providing access to IGT's larger sales and service organizations, and the potential to provide its

Concept III bonusing technology to a large installed base. The agreement also allows the Company to focus its resources on development of Bonusing Technology by reducing the resources required to maintain and develop slot accounting and player tracking applications.

CUSTOMERS

    The Company's initial sales of Concept III systems were to casinos with fewer than 250 slot machines, as it sought to establish the viability of its products. Large casinos with more than 250 slot machines in a single location represent the principal market for Concept III products. This market includes most casinos in Las Vegas, Reno and Laughlin, Nevada, and Atlantic City, New Jersey, as well as a number of casinos on Indian land, riverboat and dockside casinos in the States of Illinois, Iowa and Mississippi, and some casinos in Colorado. A number of casinos in Australia, South Africa and Europe are also included in this market. The Company currently focuses its marketing efforts on management groups with at least 800 slot machines in one or more locations. Installations of this size generally are large enough to support a professional management staff capable of using the analytical and promotional tools provided by Concept III.

    Anchor Gaming, a developer of proprietary slot machines which uses Concept III components in its Wheel of Gold game, accounted for 43% of the Company's net revenues in 1996. Two other customers, Aristocrat Leisure Industries and Sundowner Hotel & Casino, accounted for 20% and 12% of its net revenues in 1996, respectively. Rio Suite Hotel & Casino and the Ho-Chunk Nation accounted for 44% and 17% of the Company's net revenues in 1995, respectively. In 1994 Ho-Chunk Nation accounted for 48% and Gold Shore Casino accounted for 20% of the Company's net revenues.

    The Company's backlog of orders for its products were approximately $6,500,000 and $800,000 as of June 30, 1996 and 1995, respectively.
The Company does not believe that backlog is a meaningful indication of sales. Sales to the Company's customers are made pursuant to purchase orders or sales agreements for specific system installations, the Company does not have any ongoing, long-term contracts and products are often delivered within a few months of receipt of order. At its current stage of operations, the Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

    The Company has installed or has obtained contracts for Concept III installations in the following casinos:


CASINO                         MODULES                 DATE OF INSTALLATION          SIZE OF INSTALLATION
- ------                         -------                 --------------------          --------------------
Casino Royale                  Slot accounting         January 1992                     700 slot machines
Las Vegas, NV                  Concept III Bonusing    September, 1994

Black Diamond Casino           Slot accounting         August 1992                       61 slot machines
Cripple Creek, CO

Bronco Billy's Casino          Slot accounting         August 1992                      221 slot machines
Cripple Creek, CO

Bronco Billy's Casino          Slot accounting         January 1993                     183 slot machines
Black Hawk, CO

Curacao Caribbean Casino       Slot accounting         May 1993                         150 slot machines
Curacao, Netherlands

Princess Beach Casino          Slot accounting         May 1993                         214 slot machines
Curacao, Netherlands

Sky Ute Casino                 Slot accounting         August 1993                      103 slot machines
Ignacio, CO

Majestic Pines Casino          Slot accounting         November 1993                    300 slot machines
(Ho-Chunk Nation)              Player tracking         September 1994
Black River Falls, WI

Rainbow Casino                 Slot accounting         November 1993                    600 slot machines
(Ho-Chunk Nation)              Player tracking         June 1994
Nekoosa, WI

Ho-Chunk Casino                Slot accounting         November 1993                  1,600 slot machines
(Ho-Chunk Nation)              Player tracking         June 1994
Dells, WI

Rio Suite Hotel & Casino       Slot accounting         September 1994                 2,500 slot machines
Las Vegas, NV                  Player tracking

Rio Suite Hotel & Casino       Slot accounting         November 1996                    600 slot machines
Las Vegas, NV                  Player tracking

Treasure Island Resort         Progressive jackpots    October 1993                     250 slot machines
Las Vegas, NV                  for slot machines
                               Concept III bonusing    October 1995                      50 slot machines

Gold Shore Riverboat & Casino  Slot accounting         June 1994                      1,100 slot machines
Biloxi, MS                     Player tracking         June 1994

Golden Nugget Casino           Progressive jackpots    June 1994                        250 slot machines
Las Vegas, NV                  for slot machines

Tropicana Cruise Ship          Slot Accounting         December, 1994                   150 slot machines
Miami, Florida                 Player Tracking         September, 1995
                               Concept III bonusing    September, 1995

Colorado Grande Casino         Slot Accounting         July, 1995                       200 slot machines
Cripple Creek, CO              Player Tracking         July, 1995



                               Concept III bonusing    April, 1996

Sundowner Hotel & Casino       Slot Accounting         June, 1996                       620 slot machines
Reno, Nevada                   Player Tracking         June, 1996

Virginian Hotel & Casino       Slot Accounting         August, 1996                     460 slot machines
Reno, Nevada                   Player Tracking         August, 1996

Spirit Lake Casino             Slot Accounting         August, 1996                     450 slot machines
Spirit Lake, South Dakota      Player Tracking         August, 1996

Sands Regency Hotel & Casino   Slot Accounting         August, 1996                     700 slot machines
Reno, Nevada                   Player Tracking         August, 1996

Edgewater  Hotel & Casino      Concept III bonusing    May, 1996                         34 slot machines
Laughlin, Nevada

Bally's Saloon & Gambling Hall Concept III bonusing    May, 1996                         50 slot machines
Tunica, Mississippi

Crown Ltd.                    Concept III bonusing    Early 1997                     2,500 slot machines
Melbourne, Australia


MARKETING

    The Company currently markets its products and provides service to customers from its office in Las Vegas, Nevada and its headquarters in Corvallis, Oregon. The Company expects to expand its sales, marketing and customer service operations to include offices in other key markets and, upon closing of the transaction with IGT, through IGT's sales and service organizations.


PRODUCTION AND MANUFACTURING

    The Company's manufacturing operations consists primarily of the assembly of electronic circuit boards and cables from components purchased from third parties. The circuit boards are manufactured to the Company's specifications and assembled by contract manufacturers. A key component of each product is computer software which is copied onto an electronic memory chip. The copying of the software onto the chip is performed by contract manufacturers. The development, testing and maintenance of the software is conducted by Company engineers in Corvallis, Oregon.

COMPETITION

    The Company currently has four principal competitors in the market for slot accounting and player tracking systems. The two largest competitors are IGT and Bally Systems, a division of Bally Gaming International, Inc. Electronic Data Technology ("EDT") was founded by John F. Acres, the Company's principal stockholder, in 1981 and was acquired by IGT in 1983. The player tracking system currently sold by IGT is based on the design developed by Mr. Acres while employed by EDT.

    The Bally Systems products are based on mainframe or minicomputer technology, rather than personal computer technology. Both of these competitors have greater financial, technical and marketing resources than the Company. In addition, IGT is the largest manufacturer of gaming machines in the world, which gives it a competitive advantage in selling its product to purchasers of IGT gaming machines. The Company expects to sell its Concept III player tracking components for use in IGT Smart System player tracking and slot accounting installations.

    The Company also competes with Casino Data Systems, Inc., which offers collection and player tracking products based on personal computer technology. Casino Data Systems, Inc. does not currently offer bonusing systems, but its slot accounting and player tracking systems have been well received. In addition, Casino Data Systems, Inc. has greater financial resources than the Company. Mikohn Gaming Corporation also offers a data collection and player tracking product.

    The market for progressive jackpot systems for slot machines owned by casinos is served primarily by two companies other than the Company. Mikohn Gaming Corporation has the largest share of the market. Mikohn Gaming Corporation was founded by John F. Acres in 1985. Mr. Acres disposed of his interest in Mikohn Gaming Corporation in 1988. Casino Data Systems, Inc. also manufactures and sells progressive jackpot systems.

    The Company believes that its products compete principally on the basis of functionality, price and service. The Company believes the bonusing technology of its Concept III system is unique and is not aware of any other companies offering similar products.

GOVERNMENT REGULATION

    The Company is subject to the licensing and regulatory control of the gaming authorities in each jurisdiction in which its products are sold or used by persons licensed to conduct gaming activities. Although licensing of the Company may not be required in a jurisdiction, its products generally must be approved by the regulatory authority for use in each licensed location within the jurisdiction.

    The Company has complied with the approval process for use of the products it has sold in Nevada, Colorado, Wisconsin, Mississippi, New Jersey and Connecticut, including the receipt of manufacturer and distributor licenses, permits, or certificates in each such state. Not all of the Company's products have been approved for sale in all jurisdictions. The Company is under a continuing duty to file written amendments to its license applications whenever any material or significant change of facts or circumstances has occurred with respect to any matter set forth in its original application or any renewal. On a periodic basis, the Company is required to file an application for renewal of its licenses, permits, or certificates in most states in which it has received such an authorization to conduct its business. Notwithstanding the renewal process, a change in any item that is a condition of the original license or any renewal must be approved by the applicable gaming authority, and no material change in ownership of the Company will be effective until such time as the proposed change has been approved by all gaming regulatory authorities having jurisdiction over the Company's operations. In such case, the proposed new owner may be required to submit an application together with evidence that such new owner is qualified to receive such a license, certificate or permit. In addition, the Company's current licenses and permits require the Company to cooperate with the applicable gaming authorities in any inquiry or investigation and to provide any supplementary information requested by such gaming authorities.

    The gaming laws and regulations of most jurisdictions provide for the continuing compliance with the related laws and regulations of such jurisdictions and allow for the suspension, refusal to renew or revocation of a license, certificate or permit. In particular, the New Jersey Casino Control Act ("the New Jersey Act") provides for suspension, refusal to renew or revocation of a license for: a violation of any provision of the New Jersey Act; conduct which would disqualify the Company, or any person required to be qualified, if such person were applying for an original license; failure to comply with all applicable federal, state, and local statutes, ordinances, and regulations; or a material departure from any representation made in the application for licensure.

    Further, in most jurisdictions, a model of the gaming equipment which the Company seeks to place in operation must be submitted for testing by an approved testing laboratory prior to use in any gaming operation. To obtain such approval, the Company must submit, at its expense, each model of its equipment to the specified laboratory for testing, examination and analysis. Upon completion of the testing, the laboratory submits a report of its findings and conclusions to the applicable gaming authority, together with any recommendations for modifications to the equipment or the addition of equipment or devices to such gaming equipment.

    The Company intends to seek approval of Concept III for use in any other jurisdiction in which a sale arises. Failure of the Company to obtain approval for the use of Concept III by a gaming licensee in a jurisdiction will prevent the use of Concept III at such licensee's location and also will prevent any other gaming licensee within that jurisdiction from using Concept III products until the appropriate approvals have been obtained or requirements complied with.

    Until May 1995, the Company had not been required to obtain a manufacturer or distributor license to sell any of its products in Nevada. In May 1995, the regulatory authorities in Nevada determined that, because of the ability of the Concept III bonusing system to deliver instructions which cause slot machines to pay coins out of their hoppers (the "Pay Command"), the Company is required to obtain licensing before any promotions using the Pay Command will be approved. At the same time, the Nevada authorities determined that the implementation of Match Play and Personal Progressive promotions were approvable as associated equipment. On December 21, 1995, the Nevada Gaming Commission ("Nevada Commission") registered the Company as a publicly traded corporation, ("Registered Corporation"), found certain individuals suitable to be associated with the Company as officers, shareholders and controlling shareholders, and granted nonrestricted Manufacturer's and Distributor's licenses to the Company's wholly-owned subsidiary, AGI Distribution, Inc. ("AGI"), a Nevada corporation . The Nevada Commission also granted AGI a nonrestricted Slot Route Operator's license, provided however, that said license shall not issue until AGI's fulfillment of certain conditions within a one-year time period. The Nevada Commission also granted individual gaming licenses to the officers and sole director of AGI. In granting the aforementioned registration, findings of suitability and licenses, the Nevada Commission also imposed certain reporting and investigative criteria on the Company to help insure that the Nevada Commission remains fully informed regarding the Company's activities in Nevada and other jurisdictions where the Company is licensed to engage, or doing business in, the gaming industry.

    The regulatory authorities in any jurisdiction in which the Company is subject to licensing may: (a) impose certain corporate structure requirements on the Company, including requiring that the Company form a wholly-owned subsidiary to apply for licensing to manufacture and distribute the Company's products in the particular jurisdiction; (b) require the officers, directors, key employees or affiliates of the Company and/or any of the Company's subsidiaries to be licensed or found suitable; (c) require some or all of the holders of any debt or equity security of the Company to be licensed or be found suitable, or to divest their holdings of the Company's securities; or (d) subject the Company, any subsidiary, or the officers, directors, key employees, affiliates, or holders of any debt or equity security of the Company or any subsidiary to any other restriction that is deemed reasonable by the regulatory authority. Generally, regulatory authorities may deny applications for licenses or findings of suitability for any cause they deem reasonable. In the event a regulatory authority were to find an officer, director, key employee or affiliate of the Company or any subsidiary, or any other person, including a stockholder, unsuitable to act in such capacity or to continue to have a relationship with the Company, the Company would be required to terminate all relationships with such person or entity. The regulatory authorities also may have authority to disapprove a change in a licensed position, including a material change in ownership, which change must be reported to the regulatory authorities in question.

    If a license or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding, the Company may be prohibited from selling its product for use in the respective jurisdiction. Licensing requirements and regulations vary from jurisdiction to jurisdiction, and the licensing process can be lengthy and expensive. There can be no assurance that the Company will not be subject to licensing or suitability requirements in one or more jurisdictions, or that the Company will receive the necessary licenses or approvals.

    NEVADA GAMING REGULATION

    The holders of any form of gaming license in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Commission, the Nevada State Gaming Control Board ("Nevada Board"), the Clark County Liquor and Gaming Licensing Board and any other local jurisdiction within which the Company does business in Nevada. The Nevada Commission, the Nevada Board and the local gaming regulatory authorities are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues though taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

    As noted above, on December 21, 1995, AGI was licensed by the Nevada Commission to manufacture and distribute gaming devices. AGI also anticipates operating as a slot route operator. The gaming license requires the periodic payment of fees and taxes and is not transferable. On the same date the Company was also granted Registered Corporation status, and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder, officer or director of, or receive any percentage of profits from AGI without first obtaining licenses and approvals from the Nevada Gaming Authorities.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or AGI in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee or Registered Corporation. Officers, directors and certain key employees of AGI must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors, shareholders and key employees of the Company who are actively and directly involved in gaming activities of AGI are required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. The application process for a finding of suitability or licensure is, for all intents and purposes, identical, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation.
Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or AGI, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or AGI to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and AGI are required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and AGI must be reported to, or pre-approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Company or AGI, its officers, directors and/or employees, the gaming licenses it holds, including the individual gaming licenses or findings of suitability issued to their officers, directors, shareholders, controlling shareholders and/or key employees could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, AGI, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate AGI's gaming business in Nevada and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of AGI's business properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming operations of the Company or AGI.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who individually, or in conjunction with others, directly or indirectly acquires beneficial ownership of more than 5% of the voting securities of the Company to report such acquisition to the Nevada Commission within ten days following the required, or voluntary, reporting of such acquisition with the Securities and Exchange Commission ("SEC"). Likewise, the Nevada Act requires any person who individually, or in conjunction with others, directly or indirectly acquires beneficial ownership of more than 10% of the voting securities of the Company to report such acquisition to the Nevada Commission in the same manner, and further, to apply to the Nevada Commission for a finding of suitability to be associated with the Company within thirty days after the chairman of the Nevada Board mails a written notice to such person(s) requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the voting securities of the Company may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, including, but not limited to, AGI, or any other action which the Nevada Commission finds to be inconsistent with holding the voting securities of the Company for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or AGI, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, at least one local gaming regulatory authority, the Clark County Liquor and Gaming Licensing Board, has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a Slot Route Operator's license, in this case the Company.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation (the Company) to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming operations in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of those business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved, or is already involved, in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

PATENTS

    The Company has applied for U.S. patents on certain features of its Concept III product line, and may in the future apply for other U.S. patents and corresponding foreign patents. No assurance can be given that any patents that are applied for will be issued, or, if issued, will be valid or will provide any significant competitive advantage to the Company. In addition, the Company has a variety of other intellectual property which it treats as trade secrets. The Company takes reasonable steps to protect its intellectual property, but it is possible that others may make unauthorized use of such intellectual property and the Company may or may not be able to prevent such use.

EMPLOYEES

    At August 31, 1996, the Company had 93 full-time employees of whom 44 were involved in engineering, 18 in production and quality control, 18 in sales, marketing, technical service and customer service, and 13 in administration and management. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements regarding the Company's plan and expectations as to: future performance, growth opportunities, expansion, new products and services, competition, capital expenditures, its strategic alliance with IGT and its withdrawal from the slot accounting and player tracking systems segments of the business. Such plans and expectations involve risks and uncertainties. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: business and economic conditions generally and in the gaming industry; alterations in the Company's strategic alliance with IGT; timing, receipt, installation and regulatory approval of any one order; technological change; new products; potential obsolecence; competition; government regulation; potential restrictions on sales; and availability of additional capital. In addition, from time to time, the Company may issue other forward-looking statements. Any forward-looking statements, including other written or oral forward-looking statements made by the Company or persons acting on its behalf, should be considered in light of these factors and other factors referred to from time to time in the Company's press releases, periodic reports or communications with shareholders.

ITEM 2.  PROPERTIES

    The Company is headquartered in a leased facility at 815 N.W. Ninth Street, Corvallis, Oregon, 97330. The lease commenced on April 15, 1994, and will expire on April 15, 1999. The Company expects to lease additional space contiguous to its headquarters, expanding its facility from approximately 22,000 square feet to approximately 27,500 square feet. The base rent for the expanded facility will be approximately $14,100 per month, and will increase to approximately $16,100 on May 1, 1997, and includes property taxes, building insurance and common area maintenance.

    The Company's sales, marketing and customer service office in Las Vegas, Nevada, is in a leased facility of approximately 8,500 square feet. The lease commenced on September 1, 1995, and expires on August 31, 2000. The base rent is $8,105 per month, plus $1,220 per month for property taxes, building insurance and common area maintenance.

    The Company owns manufacturing and engineering equipment, located at its facility in Corvallis, Oregon, used in its assembly operations and research and development efforts. Such equipment is available from a variety of sources, and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.


ITEM 3.  LEGAL PROCEEDINGS

    The Company from time to time is involved in various legal proceedings arising in the normal course of business. At August 31, 1996, the Company was not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended June 30, 1996.

EXECUTIVE OFFICERS OF REGISTRANT

    As of August 31, 1996, the executive officers of the Company were as set forth below.



Name                 Age     Positions and Offices                        Executive Officer Since
- ----                 ---     ---------------------                        -----------------------
John F. Acres        42      Chief Executive Officer,                               1985
                             Director and Secretary

Joseph A. Huseonica  52      President and Chief Operating Officer                  1996

Robert W. Brown      41      Chief Financial Officer and Treasurer                  1993


There are no family relationships among directors or executive officers of the Company.

    JOHN F. ACRES is the founder of the Company and has been the Chief
Executive Officer, Secretary and a director since its inception. He also served as its President until January, 1996. Mr. Acres, who has been involved in the gaming industry since 1972, has designed slot data collection systems, player tracking systems, and equipment for progressive jackpot systems that are in widespread use. In 1981, he founded Electronic Data Technology ("EDT") to manufacture and sell progressive jackpot system designs. While with EDT, he designed one of the first slot data collection systems, and invented the electronic player tracking system. He sold a majority interest in EDT to IGT in 1983, and remained as president of EDT until 1985. The player tracking system designed by Mr. Acres while with EDT is installed on approximately 50,000 slot machines throughout the world and is still actively marketed by IGT. In 1985, Mr. Acres co-founded Mikohn, Inc.. He served as Vice President and a director of Mikohn, Inc. until 1988.

    JOSEPH A. HUSEONICA joined the Company in January 1996 as President and Chief Operating Officer. From July 1994 to December 1995, Mr. Huseonica served as Chief Operating Officer for Centric Corporation, a Portland, Oregon marketing services company. From August 1993 to July 1994, Mr. Huseonica was a consultant to various companies. From October 1991 to August 1993, Mr. Huseonica was Vice President, Marketing & Sales for Radisys Corporation, a manufacturer of embedded computer systems based in Beaverton, Oregon. For more than 10 years prior to 1991, Mr. Huseonica held various senior management positions at Intel Corporation, including General Manager of its OEM Platforms Operations.

    ROBERT W. BROWN joined the Company in July 1993 as Chief Financial Officer and Treasurer. From June 1991 through May 1993, Mr. Brown was the Chief Financial Officer of Color & Design Exhibits, Inc., a manufacturer of interpretive and trade show exhibits in Portland, Oregon. From September 1983 through May 1991, Mr. Brown held financial management positions with Floating Point Systems, Inc., a Beaverton, Oregon manufacturer of mini-supercomputers, and served as its Corporate Controller from November 1989 through May 1991. Prior to 1983, Mr. Brown was employed by Arthur Andersen LLP for more than six years. Mr. Brown is a Certified Public Accountant.


                                       PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the Nasdaq Small-Cap Market under the symbol "AGAM." The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's common stock as reported by the Nasdaq Small-Cap Market. The following quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                             BID
                                       ----------------
                                        LOW       HIGH
                                       -----     ------
    FISCAL YEAR ENDED JUNE 30, 1995:
    First quarter. . . . . . . . . .   $3.50     $ 6.38
    Second quarter . . . . . . . . .   $4.25     $ 6.63
    Third quarter. . . . . . . . . .   $4.75     $ 7.00
    Fourth quarter . . . . . . . . .   $5.75     $ 7.63

    FISCAL YEAR ENDED JUNE 30, 1996:
    First quarter. . . . . . . . . .   $7.00     $ 9.00
    Second quarter . . . . . . . . .   $4.50     $ 8.00
    Third quarter. . . . . . . . . .   $3.50     $ 5.63
    Fourth quarter . . . . . . . . .   $4.63     $12.75


    At August 31, 1996, there were approximately 230 record holders of the Company's common stock. The Company estimates that there are over 1,000 beneficial owners of the Company's common stock. .

    The Company has never paid or declared any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial information concerning the Company and should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.


                                                                             YEARS ENDED JUNE 30,
                                                     ------------------------------------------------------------------
                                                      1992           1993           1994           1995           1996
                                                     ------         ------         ------         ------         ------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Net revenues . . . . . . . . . . . . . . .           $101           $492         $2,852         $4,006         $6,942
  Gross profits. . . . . . . . . . . . . . .             46            291            851          1,436          3,355
  Loss from operations . . . . . . . . . . .           (184)          (514)        (1,644)        (2,489         (1,665)
  Net Loss . . . . . . . . . . . . . . . . .           (201)          (536)        (2,598)        (2,505)        (1,641)
  Net loss per common share. . . . . . . . .         $(0.05)        $(0.10)        $(0.39)        $(0.35)        $(0.22)
  Weighted average number of shares of
common stock and common stock
equivalents outstanding. . . . . . . . . . .          4,429          5,225          6,629          7,145          7,552


                                                                             YEARS ENDED JUNE 30,
                                                      1992           1993           1994           1995           1996
                                                     ------         ------         ------         ------         ------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

BALANCE SHEET DATA:
  Working capital (deficit). . . . . . . . .          $(145)         $(762)        $3,574         $3,458         $2,552
  Total assets . . . . . . . . . . . . . . .             99            692          6,301          6,264          7,631
  Current liabilities. . . . . . . . . . . .            244          1,373          1,227          1,302          3,644
  Long-term debt . . . . . . . . . . . . . .             --             --             --             --             --
  Stockholders' equity (deficit) . . . . . .           (145)          (681)         5,074          4,962         $3,987


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was founded to pursue new concepts in slot machine game promotion and bonusing for the casino industry. Although there was and is significant competition in the slot accounting and player tracking business, the Company's initial focus was the sale of these systems, in order to establish relationships with casinos with products the industry understood and was then using. The Company was able to achieve some market success in this business because of its commitment to provide follow-on promotion and bonusing products designed to enhance casino profitability by providing entertainment and incentives to slot machine players. The Company installed the first Concept III bonus product in November 1994. In fiscal 1996 and 1995, it derived revenues of $5,394,000 and $159,000 based on bonusing products.

    The Company's strategic alliance with IGT will allow the Company to focus its efforts on bonusing technology and the creation of proprietary games. The Company anticipates that it will withdraw from direct participation in the slot accounting and player tracking business in fiscal 1997 and will instead sell these products to IGT for inclusion in IGT's Smart System.

    At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Historically, three or fewer customers have accounted for more than 60% of annual revenues.


RESULTS OF OPERATIONS

    COMPARISON OF THE YEARS ENDED JUNE 30, 1996 AND 1995.

    Company's net revenues during the year ended June 30, 1996, were $6,942,000, an increase of 73% over the $4,006,000 of net revenues in 1995. The increase in revenues resulted primarily from sales to Anchor Gaming of components used in the Wheel of Gold game, sales under an agreement with Aristocrat Leisure Industries to provide Concept III bonusing capability for a casino under development by Crown Ltd. in Melbourne, Australia, and the sale of a bonusing, slot accounting and player tracking system to the Sundowner Hotel and Casino in Reno, Nevada.

    Gross profit as a percentage of net revenue increased to 48% in 1996 from 36% in 1995. Gross profit increased primarily as a result of Concept III bonusing products comprising a larger percentage of sales in 1996. The Company realizes larger margins for bonusing products.

    Operating expenses increased to $5,020,000 in the year ended June 30, 1996 from $3,925,000 in the year ended June 30, 1995, an increase of 28%. The increase in operating expenses resulted primarily from the addition of personnel and expansion of the sales and service office in Las Vegas. The expansion was undertaken in order to support growth in revenue and to expand development of Concept III products.

    The Company's research and development expenses increased to $2,341,000 in the year ended June 30, 1996, from $1,900,000 in the year ended June 30, 1995. The Company expects to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of its Concept III system, including the development of additional promotions which utilize the system's bonusing capabilities. The Company believes that enhancement and expansion of its Concept III system will lead to increased revenues from sales of its products.

    The net loss for the year ended June 30, 1996, was $1,641,000
($0.22 per share) compared to $2,505,000 ($0.35 per share) in the prior year. Although the Company had a net loss for the full year, during the three months ended June 30, 1996, the Company had net income of $439,000 ($0.06 per share), compared to a net loss of $698,000 ($0.10 per share) for the same period in the prior year.

    COMPARISON OF THE YEARS ENDED JUNE 30, 1995 AND 1994.

    The Company's net revenues during the year ended June 30, 1995, were $4,006,000, an increase of 40% over the $2,852,000 of net revenues in 1994. The increase in revenues resulted primarily from sales of a slot accounting and player tracking system to the Rio Suite Hotel and Casino in Las Vegas, Nevada, and of player tracking systems to casinos operated by the Ho-Chunk Nation in Wisconsin.

    Gross profit as a percentage of net revenue increased to 36% in 1995 from 30% in 1994. Gross profit in 1994 was adversely affected by the initial sales of the player tracking module. The costs to manufacture and install these initial orders was higher than on subsequent installations. In addition, certain optional features which are separately priced on later orders were installed at no additional cost to the customer in order for the Company to be able to demonstrate such features to prospective customers.

    In order to support growth in revenue and to expand development of its Concept III products, the Company hired additional personnel, made capital expenditures for computer and other equipment, leased additional space to serve as its headquarters and opened a sales and service office in Las Vegas during the year ended June 30, 1994. As a result, operating expenses increased to $3,925,000 in 1995 from $2,495,000 in the year ended June 30, 1994.

    The net loss for the year ended June 30, 1995 was $2,505,000 compared to $2,598,000 in the prior year. A charge of $898,000 was recorded during the year ended June 30, 1994 for the expenses and settlement of patent infringement litigation. See Note 5 "Patent Infringement Litigation" in "Notes to Consolidated Financial Statements."

    COMPARISONS OF THE YEARS ENDED JUNE 30, 1994 AND 1993

    The Company's net revenues during the year ended June 30, 1994, were $2,852,000, an increase of 480% over the $492,000 of net revenues during the prior year. The first significant orders for the Company's Concept III slot accounting and player tracking system were received during the three months ended June 30, 1993. Delivery of those orders for slot accounting and player tracking systems to the Gold Shore Casino in Mississippi and for slot accounting systems to casinos operated by the Ho-Chunk Nation in Wisconsin during the year ended June 30, 1994, was the principal reason for the increase in revenues.

    Gross profit as a percentage of net revenues decreased to 30% in 1994 from 59% in 1993. The decrease resulted from costs to manufacture and install initial orders of the player tracking system.

    In order to support revenue growth and develop its Concept III products, the Company hired additional personnel, made capital expenditures for computer and other equipment, leased additional space to serve as its headquarters and opened a sales and service office in Las Vegas. As a result, operating expenses increased to $2,495,000 in the year ended June 30, 1994 from $805,000 in the year ended June 30, 1993.

    A charge of $898,000 was recorded during fiscal 1994 for the expenses and settlement of patent infringement litigation (See Note 5, "Patent Infringement Litigation" in "Notes to Consolidated Financial Statements"). Including the charge for the litigation settlement, the net loss was $2,598,000 ($0.39 per share) in 1994, compared to $536,000 ($0.10 per share)
in 1993. At its current stage of operation, the Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

LIQUIDITY AND CAPITAL RESOURCES.

    At June 30, 1996, the Company had a balance of cash and cash equivalents of $2,500,000, compared to a balance of $1,325,000 as of June 30, 1995. The Company has no debt. During the year ended June 30, 1996, net cash generated by operating activities was $1,150,000 and proceeds from issuance of common stock for stock option and warrant exercises were $610,000. Cash used for capital expenditures and other investing activities was $585,000. The major components of the net cash generated by operating activities were the net loss of $1,641,000, offset by depreciation of $540,000, and increases of $1,355,000 in customer deposits and of $987,000 in accounts payable and accrued expenses.


    The 833,600 redeemable warrants which were outstanding as of June 30, 1996, from the Company's initial public offering have an exercise price of $7.50 per share and expire in October, 1996. If exercised in full, such redeemable warrants would provide gross proceeds to the Company of approximately $6,252,000. Any proceeds from the exercise of the warrants will be used to help fund the Company's anticipated growth and product development efforts. See Note 6 of "Notes to Consolidated Financial Statements."

    In August, 1996, the Company entered into a letter of intent to form a strategic alliance with IGT under which the Company will initially issue approximately 519,000 shares of preferred stock for gross proceeds of $5,000,000. IGT will also have the option, through August 8, 1997, to purchase up to an additional 519,000 shares of preferred stock at the same price. IGT will also have the right to elect one member to the Company's

Board of Directors. Closing of the initial preferred stock sale is subject to approval of the issuance of preferred stock by the Company's shareholders, receipt of approval by gaming and other regulatory agencies and completion of definitive agreements with IGT.

    The Company's sources of liquidity include its cash balances and cash generated by operations, including payment terms which generally include deposits with the receipt of customer orders. The proceeds from the exercise of the redeemable warrants and the issuance of preferred stock to IGT referred to above will provide additional cash. These sources of liquidity are expected to be sufficient to fund the Company's operations for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company has adopted the provisions of this Statement, which did not have a material effect on the financial statements.

    In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosures required by Statement No. 123 will be effective for the Company's fiscal year ending June 30, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                          Page
                                                                          ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .  21

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .  22

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .  23

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . .  24

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .  25

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  26

                       Report of Independent Public Accountants


To Acres Gaming Incorporated:

We have audited the accompanying consolidated balance sheets of Acres Gaming Incorporated (a Nevada Corporation) and subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acres Gaming Incorporated and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

Portland, Oregon,
  August 9, 1996

                        ACRES GAMING INCORPORATED & SUBSIDIARY


                             CONSOLIDATED BALANCE SHEETS

                             AS OF JUNE 30, 1996 AND 1995


                                        ASSETS

                                                      1996           1995
                                                   -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 2,500,000    $ 1,325,000
  Receivables                                          910,000        967,000
  Inventories                                        2,692,000      2,395,000
  Prepaid expenses                                      94,000         73,000
                                                   -----------    -----------
          Total current assets                       6,196,000      4,760,000
                                                   -----------    -----------
PROPERTY AND EQUIPMENT:
  Furniture and fixtures                               515,000        508,000
  Equipment                                          1,348,000      1,014,000
  Leasehold improvements                               506,000        498,000
  Accumulated depreciation                          (1,329,000)      (789,000)
                                                   -----------    -----------
          Total property and equipment               1,040,000      1,231,000

OTHER ASSETS, NET                                      395,000        273,000
                                                   -----------    -----------
                                                   $ 7,631,000    $ 6,264,000
                                                   -----------    -----------
                                                   -----------    -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 1,456,000    $   427,000
  Accrued expenses                                     440,000        482,000
  Customer deposits                                  1,748,000        393,000
                                                   -----------    -----------
          Total current liabilities                  3,644,000      1,302,000
                                                   -----------    -----------
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000
    shares authorized, 7,601,150 and 7,494,500
    shares issued and outstanding at
    June 30, 1996 and 1995                              76,000         75,000
  Additional paid-in capital                        11,224,000     10,615,000
  Accumulated deficit                               (7,313,000)    (5,672,000)
  Less- Deferred charge-warrants                             -        (56,000)
                                                   -----------    -----------
          Total stockholders' equity                 3,987,000      4,962,000
                                                   -----------    -----------
                                                   $ 7,631,000    $ 6,264,000
                                                   -----------    -----------
                                                   -----------    -----------


                The accompanying notes are an integral part of these
                             consolidated balance sheets.

                        ACRES GAMING INCORPORATED & SUBSIDIARY


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                          1996          1995          1994
                                       -----------   -----------   -----------

NET REVENUES                           $ 6,942,000   $ 4,006,000   $ 2,852,000

COST OF REVENUES                         3,587,000     2,570,000     2,001,000
                                       -----------   -----------   -----------
GROSS PROFIT                             3,355,000     1,436,000       851,000
                                       -----------   -----------   -----------

OPERATING EXPENSES:
  Research and development               2,341,000     1,900,000     1,352,000
  Selling, general and administrative    2,679,000     2,025,000     1,143,000
                                       -----------   -----------   -----------
          Total operating expenses       5,020,000     3,925,000     2,495,000
                                       -----------   -----------   -----------

LOSS FROM OPERATIONS                    (1,665,000)   (2,489,000)   (1,644,000)

LITIGATION SETTLEMENT                            -             -      (898,000)

OTHER INCOME (EXPENSE)                      24,000       (16,000)      (56,000)
                                       -----------   -----------   -----------
NET LOSS                               $(1,641,000)  $(2,505,000)  $(2,598,000)
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------


NET LOSS PER SHARE                     $     (0.22)  $     (0.35)  $     (0.39)
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------
WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                7,552,000     7,145,000     6,629,000
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------


 The accompanying notes are an integral part of these consolidated statements.

                        ACRES GAMING INCORPORATED & SUBSIDIARY


                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994




                               Common Stock             Additional                     Deferred
                             ------------------          Paid-In      Accumulated      Charge-
                           Shares          Amount        Capital        Deficit        Warrants        Total
                          ---------       --------    ------------   ------------      --------    ------------
BALANCE,
  June 30, 1993           4,852,000       $ 49,000    $   704,000    $(1,434,000)      $      -    $  (681,000)
    Issuance of
     common
     stock                2,215,750         22,000      8,331,000              -              -      8,353,000
    Reclassifica-
     tion of
     cumulative
     S corpora-
     tion losses                  -              -       (865,000)       865,000              -              -
  Net loss                        -              -              -     (2,598,000)             -     (2,598,000)
                          ---------       --------    -----------    -----------       --------    -----------
BALANCE,
  June 30, 1994           7,067,750         71,000      8,170,000     (3,167,000)             -      5,074,000
    Issuance of
     common
     stock                  426,750          4,000      2,349,000              -              -      2,353,000
    Net loss                      -              -              -     (2,505,000)             -     (2,505,000)
    Issuance of
     warrants                     -              -         96,000              -        (96,000)             -
    Amortization
     of warrants                  -              -              -              -         40,000         40,000
                          ---------       --------    -----------    -----------       --------    -----------
BALANCE,
  June 30, 1995           7,494,500         75,000     10,615,000     (5,672,000)       (56,000)     4,962,000
    Issuance of
     common
     stock                  106,650          1,000        609,000              -              -        610,000
    Net loss                      -              -              -     (1,641,000)             -     (1,641,000)
    Amortization
     of warrants                  -              -              -              -         56,000         56,000
                          ---------       --------    -----------    -----------       --------    -----------
BALANCE,
  June 30, 1996           7,601,150       $ 76,000    $11,224,000    $(7,313,000)      $      -    $ 3,987,000
                          ---------       --------    -----------    -----------       --------    -----------
                          ---------       --------    -----------    -----------       --------    -----------



 The accompanying notes are an integral part of these consolidated statements.

                        ACRES GAMING INCORPORATED & SUBSIDIARY


                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994




                                                    1996           1995           1994
                                                -------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                      $(1,641,000)   $(2,505,000)   $(2,598,000)
  Adjustments to reconcile net loss to net
    cash from operating activities-
      Depreciation                                  540,000        449,000        161,000
      Amortization of warrants                       56,000         40,000           -
      Amortization of capitalized software
        costs                                        89,000            -              -
      Amortization of other long-term
        assets                                       25,000            -              -
      Changes in assets and liabilities:
        Receivables                                  57,000       (697,000)      (171,000)
        Inventories                                (297,000)      (409,000)    (1,935,000)
        Prepaid expenses                            (21,000)       (73,000)       (18,000)
        Accounts payable and accrued
          expenses                                  987,000       (229,000)     1,051,000
        Customer deposits                         1,355,000        304,000     (1,160,000)
                                                -----------    -----------    -----------
          Net cash from operating activities      1,150,000     (3,120,000)    (4,670,000)
                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (349,000)      (198,000)    (1,562,000)
  Capitalized software costs                        (82,000)      (148,000)          -
  Investment in intangible assets                  (154,000)      (107,000)          -
                                                -----------    -----------    -----------
          Net cash from investing activities       (585,000)      (453,000)    (1,562,000)
                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
    stock                                           610,000      2,353,000      8,353,000
  Payments under notes payable to bank                    -              -        (37,000)
                                                -----------    -----------    -----------
          Net cash from financing activities        610,000      2,353,000      8,316,000
                                                -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     1,175,000     (1,220,000)     2,084,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                            1,325,000      2,545,000        461,000
                                                -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 2,500,000    $ 1,325,000    $ 2,545,000
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                      $    12,000    $    22,000     $    3,000
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------
NONCASH FINANCING ACTIVITIES:
  Issuance of warrants                          $      -       $    96,000    $      -
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------



 The accompanying notes are an integral part of these consolidated statements.

                        ACRES GAMING INCORPORATED & SUBSIDIARY


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY OPERATIONS:

COMPANY OPERATIONS

The consolidated financial statements include the accounts of Acres Gaming Incorporated and its wholly-owned subsidiary, AGI Distribution, Inc. (the Company). The Company develops, manufactures and markets electronic tools which game manufacturers and casinos can use to increase the playability and entertainment value of their slot games while supporting more efficient and profitable casino operations. These tools include a combination of custom electronics, software and computers. The Company presently sells its products in the United States and in Australia. Sales to Australia totaled $1,416,000, or 20% of net revenues, for the year ended June 30, 1996.

During September 1993, JFA Enterprises, Inc. (JFA) merged two companies under common ownership into JFA in exchange for newly issued shares of JFA common stock. JFA subsequently changed its name to Acres Gaming Incorporated. The transaction was accounted for similar to a pooling of interests and, accordingly, the Company's financial statements include the accounts of the merged companies for all periods presented. In connection with this merger, the Company executed a 6-for-1 stock split. This stock split has been retroactively reflected for the period ended June 30, 1994.

In November, 1993, the Company issued 1,667,500 units (consisting of 1,667,500 shares of common stock and 833,750 warrants) in an initial public offering resulting in net proceeds of $7,153,000. In June, 1995, the Company issued 400,000 shares of common stock to a group of private investors for net proceeds of $2,255,000. The proceeds of these transactions are being used to expand and enhance the Company's Concept III product line, expand sales and support activities, fund capital expenditures for computer and other equipment, and provide working capital. At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

PRINCIPLES OF CONSOLIDATION

All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The Company sells its products under contracts which generally provide that the price be paid in installments as progress is made toward completion and that final payment be made after the completion of the contract. Revenue is recognized as individual units are installed or, in those instances where the contract does not provide for the Company to install the equipment, upon shipment. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized. During 1996, three customers accounted for 43%, 20% and 12% of net revenues. During 1995, two other customers accounted for 44% and 17% of net revenues. During 1994, two customers accounted for 48% and 20% of net revenues.

CAPITALIZED SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS

Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs, net of accumulated amortization, were $141,000 at June 30, 1996 and $148,000 at June 30, 1995, and are included in other assets. Amortization, generally on a two-year straight-line basis, begins when the products are first shipped. All other research and development costs are expensed as incurred.

INCOME TAXES

Certain of the companies involved in the merger discussed in Note 1 had previously elected to be taxed as S corporations. As an S corporation, a company generally is not responsible for income taxes. Instead, the stockholders are taxed on the Company's taxable income at the stockholders' individual federal and state income tax rates. These companies have incurred losses since inception.

At the time of the merger described in Note 1, the S corporation status of the companies discussed above was terminated and, accordingly, the Company has been subject to federal and state income taxes from the effective date of the merger. The Company recognizes deferred taxes for cumulative temporary differences between financial reporting and tax reporting. Such deferred taxes are based on the cumulative temporary differences at the date of the merger. If the termination of the S corporation status had occurred at June 30, 1993, deferred taxes would not have been significant. Upon termination of the S corporation status, cumulative losses of approximately $865,000 attributable to the entities which had elected S corporation status were reclassified to additional paid-in capital from accumulated deficit.

The Company accounts for income taxes under the liability method whereby deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

CASH AND CASH EQUIVALENTS

The Company considers investments with an initial maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of receivables. At June 30, 1996 and 1995, the fair value of the Company's receivables approximated their carrying value.

INVENTORIES

Inventories consist of electronic components and other hardware which are recorded at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over the assets' estimated useful lives of four or five years. Leasehold improvements are amortized over the lease term. Expenditures for maintenance and repairs are charged to operations when incurred.

INTANGIBLE ASSETS

Intangible assets consist of costs associated with the establishment of patents, trademarks, gaming licenses, and gaming product approvals in various jurisdictions. Amortization started in 1996 and is calculated using the straight-line method over a period of 2 to 15 years. Intangible assets, net of accumulated amortization, were $254,000 at June 30, 1996 and $125,000 at June 30, 1995 and are included in other assets.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The Company has adopted the provisions of this Statement, which did not have a material effect on the financial statements.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosures required by Statement No. 123 will be effective for the Company's fiscal year ending June 30, 1997.

2.  INVENTORIES:

Inventories consist of the following:

                                1996           1995
                             ----------     ----------
         Raw Materials       $1,464,000     $1,930,000
         Work-in-progress       718,000        292,000
         Finished Goods         510,000        173,000
                             ----------     ----------
                             $2,692,000     $2,395,000
                             ----------     ----------
                             ----------     ----------

3.  INCOME TAXES:

At June 30, 1996, the Company had cumulative net operating losses totaling approximately $7,000,000 which are available to offset future taxable income through 2011. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as its realizability is uncertain at this time. Deferred tax liabilities were insignificant as of June 30, 1996.

4.  COMMITMENTS AND CONTINGENCIES:

The Company leases its office facilities under operating leases that extend through March, 2001. Future minimum lease payments under these noncancelable operating leases as of June 30, 1996 are $239,000 in 1997, $254,000 in 1998,
$227,000 in 1999, $97,000 in 2000, and $13,000 in 2001.  Total lease expense for the years ended June 30, 1996, 1995 and 1994 was $228,000, $189,000 and $86,000,
respectively.

5.  PATENT INFRINGEMENT LITIGATION:

The Company and a customer were named as defendants in a lawsuit filed in August 1993, which alleged patent infringement and sought to enjoin the Company from selling progressive jackpot table games. In April 1994, the Company was found to have infringed on certain patents and the patents were held to be valid. A charge of $898,000 was recorded in the statement of operations for the settlement reached after conclusion of the trial, as well as all expenses related to the trial and the settlement agreement. The Company had sold only four of the table games and had not considered them a part of its primary business plan.

6.  STOCKHOLDERS' EQUITY:

In November 1993, the Company completed its initial public offering and issued 1,667,500 units, consisting of 1,667,500 shares of common stock and 833,750 Redeemable Warrants. The net proceeds of the offering were $7,153,000. The Redeemable Warrants, which expire October 27, 1996, allow the holder to purchase
one share of common stock at $7.50 per share.   In connection with the offering,
the Company granted the underwriter warrants to purchase 145,000 shares of the Company's units at $6 per share. The warrants expire in November 1998.

In June 1995, the Company issued 400,000 shares of common stock to a group of private investors for net proceeds of $2,255,000. In connection with this offering, the Company granted warrants to purchase 40,000 shares of common stock at $7.20 per share, which approximated market value at that date.

In exchange for services, the Company issued warrants in 1995 to purchase 195,000 shares of common stock to two companies and two individuals. Exercise prices of the warrants range from $4.75 to $9.00 per share. The warrants expire between April, 1998 and September, 2000. Of these, warrants to purchase 50,000 shares were valued at $96,000 and recorded as paid-in capital and amortized over the term of the related service agreement. Expense associated with these warrants was $56,000 in 1996 and $40,000 in 1995.

The Company has a Stock Option Plan (the Plan) which permits the granting of awards to directors, employees and consultants of the Company in the form of stock options. Stock options granted under the Plan may be incentive stock options or nonqualified options. A total of 1,000,000 shares of the Company's common stock has been reserved for issuance pursuant to awards granted under the Plan. Options to purchase 278,000 shares of common stock were exercisable at June 30, 1996.

Activity under the Plan is summarized below:

                                                                    Aggregate
                                          Number       Amount         Price
                                        of Shares    Per Share   (in Thousands)
                                        ---------   -----------  --------------

Options outstanding at June 30, 1993            -   $     -           $  -

Granted                                   310,000    3.00-10.00         1,501

Exercised                                    (250)         3.00            (1)
                                         --------   -----------       -------
Options outstanding at June 30, 1994      309,750    3.00-10.00         1,500

Granted                                   165,500     4.16-6.50           909

Exercised                                 (26,750)    3.00-5.50           (98)

Lapsed                                    (56,875)   3.00-10.00          (421)
                                         --------   -----------       -------
Options outstanding at June 30, 1995      391,625    3.00-10.00         1,890

Granted                                   562,400    3.50-10.00         2,582

Exercised                                 (91,500)    3.00-6.50          (526)

Lapsed                                   (106,150)   4.16-10.00          (743)
                                         --------   -----------       -------
Options outstanding at June 30, 1996      756,375   $3.00-10.00       $ 3,203
                                         --------   -----------       -------
                                         --------   -----------       -------

7.  EMPLOYEE BENEFIT PLAN:

The Company has a profit sharing plan which operates under the provisions of section 401(k) of the Internal Revenue Code and covers substantially all full-time employees. Employer contributions may be made at the discretion of the Board of Directors. To date, there have been no employer contributions.

8.  SUBSEQUENT EVENT:

In August 1996, the Company executed a letter of intent to implement a strategic alliance with International Game Technology (IGT). IGT is the largest manufacturer of slot machines in the world. The agreement includes a $5 million investment from IGT in return for 519,481 newly issued shares of the Company's 3% convertible preferred stock, with a twelve-month option to purchase an additional 519,481 preferred shares at the same price. Under the strategic alliance, the Company and IGT will be allied in four product areas: 1) The Company will create specialty games, using IGT equipment as the foundation, to be installed under leasing and/or revenue sharing agreements in casinos; 2) the Company will sell its Concept III promotions and player tracking components for use in IGT Smart System-TM- player tracking/slot accounting installations; 3) IGT will be able to incorporate into its slot machines the Company's displays and other game enhancement tools, and; 4) the Company will develop promotions for use on IGT's Wide Area Network that supports "Megabucks," "QuarterMania" and other progressive jackpot promotions.

IGT will have the right to elect one member of the Company's Board of Directors. Closing of the investment transaction is subject to the approval of the new class of preferred stock by the Company's shareholders, execution of definitive agreements, and approval of gaming and other regulatory authorities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended June 30, 1996.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors of the Company is incorporated herein by reference to the Company's Proxy Statement which will be filed pursuant to Regulation 14A within 120 days of June 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation is incorporated herein by reference to the Company's Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days of June 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's Proxy Statement which will be filed pursuant to Regulation 14A within 120 days of June 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's Proxy Statement which will be filed pursuant to Regulation 14A within 120 days of June 30, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a)     (1)    FINANCIAL STATEMENTS
                   See Item 8.

            (2)    FINANCIAL STATEMENT SCHEDULES
                   None.

            (3)    EXHIBITS
                   See Exhibit Index.

    (b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Corvallis, State of Oregon, on September 26, 1996.

                                       ACRES GAMING INCORPORATED



                                       By:  /s/ John F. Acres
                                           ------------------------------------
                                                 John F. Acres
                                                 Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated on September 26, 1996..


                                            /s/ John F. Acres
                                       ----------------------------------------
                                                 John F. Acres
                                                 Chief Executive Officer
                                                 and Director
                                                 (Principal Executive Officer
                                                 and Sole Director)

                                            /s/ Robert W. Brown
                                       ----------------------------------------
                                                 Robert W. Brown
                                                 Chief Financial Officer and
                                                 Treasurer (Principal Financial
                                                 and Accounting Officer)

                                  INDEX TO EXHIBITS
EXHIBIT
  NO.      DESCRIPTION
- -------    -----------

*   3.1    Articles of Incorporation of Acres Gaming Incorporated,
           as amended

    3.2    Bylaws of Acres Gaming Incorporated, as amended

*   4.1    Warrant Agreement, including form of Redeemable Warrant

*   4.2    Underwriting Agreement, including form of Underwriter's
           Unit Purchase Warrant

+   10.1   Acres Gaming Incorporated 1993 Stock Option and Incentive
           Plan

**  10.2   Lease dated January 4, 1994, between the Company and Avery
           Investments

*** 10.3   Lease dated June 27, 1995, between the Company and
           McCarran Center, LLC

+   10.4   Employment Agreement dated January 2, 1996 between the
           Company and Joseph A. Huseonica

    11.1   Statement of Computation of Earnings per Share

    21.1   Subsidiaries of the Registrant

    23.1   Consent of Arthur Andersen LLP, Independent Public
           Accountants

    27.1   Financial Data Schedule


- -------------------------

+Management contract or compensatory plan or arrangement.

*Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-69110-S), which was declared effective October 27, 1993, pursuant to Rule 12b-32.

**Incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1994.

***Incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.