Form 10-Q
period 1996-09-30
ACRES GAMING INC
filed 1996-11-12
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

      [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                  541-753-7648
                         (Registrant's telephone number)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___x____ No _______

     The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1996 was 8,491,416.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                        PAGE

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance Sheets at September 30, 1996 and
       June 30, 1996                                                      3

     Statements of Operations for the Three Months Ended
       September 30, 1996 and 1995                                        4

     Statements of Cash Flows for the Three Months
       Ended September 30, 1996 and 1995                                  5

     Notes to Financial Statements                                        6


Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           7


PART II -- OTHER INFORMATION                                              9

SIGNATURES                                                               10

INDEX TO EXHIBITS                                                        11

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                           ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                                           September 30, 1996
                                                               (unaudited)      June 30, 1996
                                                           ------------------   -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $3,589,000         $2,500,000
Receivables                                                     2,730,000            910,000
Inventories                                                     3,017,000          2,692,000
Prepaid expenses                                                   89,000             94,000
                                                           ------------------   -------------
    Total current assets                                        9,425,000          6,196,000
                                                           ------------------   -------------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                            515,000            515,000
Equipment                                                       1,566,000          1,348,000
Leasehold improvements                                            506,000            506,000
Accumulated depreciation                                       (1,473,000)        (1,329,000)
                                                           ------------------   -------------
    Total property and equipment                                1,114,000          1,040,000

OTHER ASSETS                                                      376,000            395,000
                                                           ------------------   -------------
                                                              $10,915,000         $7,631,000
                                                           ------------------   -------------
                                                           ------------------   -------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $1,557,000         $1,456,000
Accrued expenses                                                1,067,000            440,000
Customer deposits                                               1,976,000          1,748,000
                                                           ------------------   -------------
    Total current liabilities                                   4,600,000          3,644,000
                                                           ------------------   -------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000 shares
   authorized, 7,730,865 and 7,601,150 shares issued and
   outstanding at September 30 and June 30, 1996                   77,000             76,000
  Additional paid-in capital                                   12,062,000         11,224,000
  Accumulated deficit                                          (5,824,000)        (7,313,000)
                                                           ------------------   -------------
    Total stockholders' equity                                  6,315,000          3,987,000
                                                           ------------------   -------------
                                                              $10,915,000         $7,631,000
                                                           ------------------   -------------
                                                           ------------------   -------------


     The accompanying notes are an integral part of these balance sheets.

                           ACRES GAMING INCORPORATED

                           STATEMENTS OF OPERATIONS

            For the Three Months Ended September 30, 1996 and 1995
                                  (unaudited)

                                                          Three months ended
                                                             September 30,
                                                       ------------------------
                                                           1996         1995
                                                       ------------  ----------
NET REVENUES                                           $  6,568,000  $  878,000

COST OF REVENUES                                          3,108,000     442,000

                                                       ------------  ----------
GROSS PROFIT                                              3,460,000     436,000
                                                       ------------  ----------

OPERATING EXPENSES:
  Research and development                                  868,000     552,000
  Selling, general and administrative                     1,138,000     613,000

                                                       ------------  ----------

    Total operating expenses                              2,006,000   1,165,000
                                                       ------------  ----------


INCOME (LOSS) FROM OPERATIONS                             1,454,000    (729,000)

OTHER INCOME                                                 35,000      12,000

                                                       ------------  ----------
NET INCOME (LOSS)                                      $  1,489,000  $ (717,000)
                                                       ------------  ----------
                                                       ------------  ----------

NET INCOME (LOSS) PER SHARE                            $       0.18  $    (0.09)
                                                       ------------  ----------
                                                       ------------  ----------

SHARES USED IN PER
  SHARE COMPUTATION                                       8,409,000   7,746,000
                                                       ------------  ----------
                                                       ------------  ----------


       The accompanying notes are an integral part of these statements.

                           ACRES GAMING INCORPORATED

                           STATEMENTS OF CASH FLOWS

            For the Three Months Ended September 30, 1996 and 1995
                                  (unaudited)

                                                                          1996               1995
                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  1,489,000       $  (717,000)
  Adjustments to reconcile net loss to net cash from operations
    Depreciation and amortization                                          233,000           162,000
    Amortization of warrants                                                    --            24,000
    Changes in assets and liabilities
      Receivables                                                       (1,820,000)          131,000
      Inventories                                                         (325,000)          (77,000)
      Prepaid expenses and other assets                                      5,000           (74,000)
      Accounts payable and accrued expenses                                728,000           (74,000)
      Customer deposits                                                    228,000          (300,000)

                                                                      -------------------------------
        Net cash from operating activities                                 538,000          (925,000)
                                                                      -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (218,000)          (65,000)
  Capitalized software costs                                                    --           (30,000)
  Other, net                                                               (70,000)          (45,000)

                                                                      -------------------------------
        Net cash from investing activities                                (288,000)         (140,000)
                                                                      -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   839,000           355,000

                                                                      -------------------------------
        Net cash from financing activities                                 839,000           355,000
                                                                      -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,089,000          (710,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,500,000         1,325,000

                                                                      -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  3,589,000        $  615,000
                                                                      -------------------------------
                                                                      -------------------------------


        The accompanying notes are an integral part of these statements.

                           ACRES GAMING INCORPORATED

                    Notes to Unaudited Financial Statements

1.   Unaudited Financial Statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

     In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the operating results for the full year or future periods.

2.   Income Taxes

     At September 30, 1996, the Company had cumulative net operating losses of approximately $5,500,000 which are available to offset future taxable income through 2011. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain at this time. Deferred tax liabilities were insignificant as of September 30, 1996.

3.   Per Share Computation

     Net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of outstanding stock options and warrants.

4.   Stockholders' Equity

     In November 1993, the Company completed its initial public offering and issued 1,667,500 units ("Units"), consisting of 1,667,500 shares of common stock and 833,750 Redeemable Warrants. The net proceeds of the offering were $7,153,000. At September 30, 1996, 818,000 Redeemable Warrants were outstanding with an exercise price of $7.50 per share. These warrants expired on October 27, 1996. Prior to the expiration date, substantially all of the warrants were exercised resulting in gross proceeds to the Company of approximately $6,100,000. In connection with the offering, the Company granted the underwriter warrants to purchase 145,000 Units at $6.00 per share. The underwriter warrants were all exercised in October, 1996, resulting in gross proceeds to the Company of approximately $1,400,000.

     In June 1995, the Company issued 400,000 shares of common stock to a group of private investors for net proceeds of $2,255,000. In connection with this offering, the Company granted warrants to purchase 40,000 shares of the Company's common stock at $7.20 per share which approximated market value at that date.

     In exchange for services, the Company issued warrants in 1995 to purchase 195,000 shares of common stock to two companies and two individuals. Exercise prices of the warrants range from $4.75 to $9.00 per share. The warrants expire between April, 1998 and September, 2000. Of these, warrants to purchase 50,000 shares were valued at $96,000 and recorded as paid in capital and amortized over the term of the related service agreement. For the three month period ended September 30, 1995, expense associated with these warrants was $24,000.

                           ACRES GAMING INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's Concept III products are designed to enhance casino profitability by making gaming machines more fun to play while providing the control, accounting and security functions necessary to ensure more efficient casino operation. Certain statements in the Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, alterations in the Company's strategic alliance with International Game Technology ("IGT"), the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition, government regulations, market acceptance, product development, customer concentration, technological change, the effect of economic conditions, and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1996.


RESULTS OF OPERATIONS

     The Company's net revenues for the three months ended September 30, 1996 were $6,568,000, an increase of 648% over net revenues of $878,000 during the three months ended September 30, 1995. This increase in revenues was primarily the result of installation of total slot systems, including bonusing, slot accounting and player tracking at two casinos, significant volume shipments of bonusing components to other game manufacturers and the delivery of a slot bonusing system for a casino being developed in Melbourne, Australia.

     Gross profit as a percentage of net revenue was 53% in the three-month period ended September 30, 1996, compared to 50% for the same period in the prior year. The increase in gross margin is a result of changes in the mix of products sold and the economies of absorbing certain fixed costs over larger sales volumes.

     In order to support growth in revenue and continue to develop its products, the Company has hired additional personnel, made capital expenditures for computer and other equipment and opened and expanded a sales and service office in Las Vegas, Nevada. As a result, operating expenses increased to $2,006,000 in the three-month period ended September 30, 1996 from $1,165,000 in the same period in 1995.


FINANCIAL CONDITION

     As of September 30, 1996, the Company had cash and cash equivalents of $3,589,000, compared to $2,500,000 as of June 30, 1996. During the three months ended September 30, 1996, net cash provided by operating activities was $538,000, of which the major components were net income before depreciation and amortization of $1,722,000 and volume-related increases in customer deposits, accounts payable and accrued liabilities totaling $956,000. These cash flows were offset by volume-related increases in accounts receivable and inventory totaling $2,145,000. Net cash used by investing activities was $288,000, primarily used to purchase computer equipment and net cash provided by financing activities was $839,000, resulting from the exercise of warrants and employee stock options.

                           ACRES GAMING INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     At September 30, 1996, 818,000 Redeemable Warrants from the Company's initial public offering were outstanding with an exercise price of $7.50 per share. These warrants expired on October 27, 1996. Prior to the expiration date, substantially all of the warrants were exercised resulting in gross proceeds to the Company of approximately $6,100,000. Proceeds from the exercise of the warrants will be used to fund the Company's anticipated growth and product development efforts.

     In August, 1996, the Company entered into a letter of intent to form a strategic alliance with IGT, a slot manufacturer, under which the Company will initially issue approximately 519,000 shares of preferred stock for gross proceeds of $5,000,000. IGT will also have the option, through August 8, 1997, to purchase an additional 519,000 shares of preferred stock at the same price. Closing of the initial preferred stock sale is subject to approval of the issuance of preferred stock by the Company's shareholders, receipt of approval by gaming and other regulatory agencies and completion of definitive agreements with IGT.

     The Company's sources of liquidity include its cash and cash equivalents balances and cash provided by operations including payment terms which generally include deposits with the receipt of customer orders. The proceeds from the exercise of the redeemable warrants and the issuance of preferred stock to IGT, referred to above, will provide additional cash. These sources of liquidity are expected to be sufficient to fund the Company's operations for at least the next 12 months.

                          PART II -- OTHER INFORMATION

Item 5.  Other Information

  At September 30, 1996, 818,000 Redeemable Warrants were outstanding with an exercise price of $7.50 per share. These warrants expired on October 27, 1996. Prior to the expiration date, substantially all of the warrants were exercised resulting in gross proceeds to the Company of approximately $6,100,000.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits
         See Exhibit Index.

  (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ACRES GAMING INCORPORATED
                                   (Registrant)

Date: November 10, 1996                      By   /S/ ROBERT W. BROWN
                                               ------------------------------
                                   Robert W. Brown
                                   Chief Financial Officer and Treasurer
                                   (Principal Accounting and Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.         DESCRIPTION
-------       -----------

*  3.1        Articles of Incorporation of Acres Gaming Incorporated, as
              amended
   3.2        Bylaws
  11.1        Statement of Computation of Per Share Earnings
  27.1        Financial Data Schedule

-----------------------------------------------------------------------------
* Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-69110-3) dated October 27, 1993