Form 10-K/A
period 1996-09-30
ACRES GAMING INC
filed 1996-11-12
CIK 912601

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               __________________________________________________
                                   FORM 10-K/A
     [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                          (Commission File No.) 0-22498
               __________________________________________________
                            ACRES GAMING INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEVADA                               88-0206560
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)
               __________________________________________________
                 815 NW NINTH STREET, CORVALLIS, OREGON 97330
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

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

Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10.
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 31, 1996 was $50,719,000.
The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share as of August 31, 1996 was 7,621,600 shares.

                                EXPLANATORY NOTE

          The information required by Part III, Items 10 through 13, was to be incorporated by reference to the Company's Proxy Statement filed in connection with its 1996 Annual Meeting of Shareholders held on November 12, 1996. The Company's Definitive Proxy Statement was not filed with the Commission within the 120-day period after the end of the Company's fiscal year. Part III, Items 10 through 13 are therefore filed herewith.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following discussion sets forth information about the director and executive officers of the Company.




NAME                   POSITIONS WITH THE COMPANY             AGE     OFFICER
                                                                      SINCE

John F. Acres          Chief Executive Officer, Secretary     42      1985
                       and Director

Joseph A. Huseonica    President and Chief Operating          52      1996
                       Officer

Robert W. Brown        Chief Financial Officer and Treasurer  41      1993


                       JOHN F. ACRES, the founder of the Company, has served as Chief Executive Officer, Secretary and a director of the Company since its inception in 1985. Mr. Acres served as President of the Company from January 1985 to January 1996. Mr. Acres has been involved in the gaming industry since 1972, and has designed slot data collection systems, player tracking systems, and equipment for progressive jackpot systems that are widely used in the industry.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10 percent of the Common Stock file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Forms 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Forms 4. Officers, directors and greater than 10 percent shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representation that no other reports are required, during the 1996 fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with by such persons.

ITEM 11.  EXECUTIVE COMPENSATION

                       The following table sets forth certain information for each of the fiscal years ended June 30, 1996, 1995 and 1994 regarding compensation paid to the Company's Chief Executive Officer and each officer who was paid compensation in excess of $100,000 in the fiscal year ended June 30, 1996 (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE
                                                               ANNUAL COMPENSATION
                                                            -----------------------

NAME AND PRINCIPAL POSITION                                  YEAR    SALARY    BONUS
---------------------------                                  ----    ------    -----
John F. Acres. . . . . . . . . . . . . . . . . . . . . .     1996  $180,000     --
Chief Executive Officer and Secretary                        1995  $180,000     --
                                                             1994  $180,000     --

Robert W. Brown. . . . . . . . . . . . . . . . . . . . .     1996  $100,000     --
Chief Financial Officer and Treasurer. . . . . . . . . .     1995  $ 95,000     --
                                                             1994  $ 80,000     --

Joseph A. Huseonica. . . . . . . . . . . . . . . . . . .     1996   $87,500   25,000
Chief Operating Officer and President                        1995      --        --
                                                             1994      --        --

The following table sets forth certain information regarding options granted during the fiscal year ended June 30, 1996, to the Named Executive Officers

                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------

                                INDIVIDUAL GRANTS
                        ---------------------------------

                                                 PERCENT OF                                  POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF         TOTAL OPTIONS                                    ASSUMED ANNUAL RATES OF
                            SECURITIES         GRANTED TO         EXERCISE                   STOCK PRICE APPRECIATION FOR
                            UNDERLYING        EMPLOYEES IN         PRICE     EXPIRATION               OPTION TERM(5)
NAME                          OPTIONS          FISCAL YEAR       (S/SHARE)     DATE (1)       ----------------------------
-------------------------  ---------------   ----------------   -----------  ----------           5%             10%
                                                                                              ----------------------------
John F. Acres. . . . . .     160,000 (1)             28.4%          $3.50    2/1/2006       $912,000     $1,451,200

Robert W. Brown. . . . .      15,000 (2)              7.1%          $4.82    4/1/2006       $117,750       $356,750
                              25,000 (3)                            $5.50    4/9/2006       $224,000        $187,50
Joseph A. Huseonica. . .     160,000 (4)             28.4%          $3.75   1/23/2006       $977,600     $1,556,800


(1) One-sixth of the options vest six months from the date of grant, with an additional one-sixth vesting semi-annually thereafter until all options are vested. The options expire ten years from the date of grant.

(2) One-third of the options vest two years from the date of grant, another one-third vest three years from date of grant and options become fully exercisable four years from the date of grant. The options expire ten years from the date of grant.

(3) One-half of the options vest six months from the date of grant with the remainder vesting one year from the date of grant. The options expire ten years from the date of grant.

(4) With respect to 100,000 options, 13,325 options vest approximately six months from the date of grant, with an additional 13,325 options vesting semi-annually thereafter for a period of two and one-half years and a final 20,050 options vesting approximately three years from the date of grant. With respect to 60,000 expire ten years from the date of grant.

     options, one-sixth vest approximately six months from the date of grant, with an additional one-sixth vesting semi-annually thereafter until all options are vested. The options expire ten years from the date of grant.

(5) Future value of current year grants assuming appreciation of 5% and 10% per year over the ten-year option period. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

          The following table sets forth the number of securities underlying unexercised options and the value of unexercised in-the-money options at fiscal year end.


                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                               NUMBER OF SECURITIES
                                   UNDERLYING           VALUE OF UNEXERCISED
                               UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                 AT FY-END (#)              AT FY-END ($)
                                  EXERCISABLE/              EXERCISABLE/
      NAME                       UNEXERCISABLE             UNEXERCISABLE
------------------------      ---------------------     ----------------------

John F. Acres                          0/160,000           $0/$940,000
Robert W. Brown                      60,000/40,000      $382,500/$165,200
Joseph A. Huseonica                 23,325/136,675      $131,203/$768,797


_________________________

(1)The per share fair market value for the Company's Common Stock was $9.375 at June 30, 1996.

COMPENSATION OF DIRECTORS

     The Company's Sole Director, John F. Acres, does not receive any compensation for his services as a Director.

RETIREMENT SAVINGS PLAN

     The Company maintains a profit sharing and savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), which allows employees to contribute up to 15 % of their pre-tax income to the 401(k) Plan. The 401(k) Plan includes a discretionary matching contribution by the Company and provides that the Company may make an additional discretionary contribution out of profits at the end of any year. The Company has not made any discretionary matching contributions nor any additional discretionary contributions under the 401(k) Plan.

STOCK OPTIONS

     The Acres Gaming Incorporated 1993 Stock Option and Incentive Plan (the "1993 Plan") was adopted by the Board of Directors of the Company and approved by the shareholders in 1993. The 1993 Plan permits the granting of awards to employees and consultants of the Company in the form of stock options and grants of restricted stock. Stock options granted under the 1993 Plan may be "incentive stock options" meeting the requirement of Section 422 of the Code or non-qualified options which do not meet the requirements of Section 422. A total of 1,000,000 shares of the Company's Common Stock has been reserved for issuance pursuant to awards granted under the 1993 Plan. The Board of Directors has reserved, subject to shareholder approval, an additional 750,000 shares for issuance under the 1993 Plan. As of October 18, 1996, an aggregate of 1,031,100 shares were subject to outstanding stock options, and 718,900 shares were available for grant. The exercise prices for currently outstanding stock options range from $3.00 to $16.00 per share. Options for 154,525 shares have been exercised under the 1993 Plan. No grants of restricted stock have been made under the 1993 Plan.

     The 1993 Plan is administered by the Board of Directors of the Company, or by a committee appointed by the Board of Directors. The 1993 Plan gives broad powers to the Committee to administer and interpret the 1993 Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. Options may be granted pursuant to the 1993 Plan through July 2003. The 1993 Plan may be terminated earlier by the Board of Directors in its sole discretion.

EMPLOYMENT CONTRACT

     The Company entered into an Employment Agreement with Mr. Joseph A. Huseonica on January 2, 1996 (the "Employment Agreement"). The initial term of the Employment Agreement runs through December 13, 1998, subject however to prior termination. The Company may terminate the Employment Agreement upon 180 days written notice, or immediately and without notice for cause. Mr. Huseonica may terminate the Employment Agreement upon written notice. The Employment Agreement renews automatically for successive two year terms unless either party elects to the contrary 90 days prior to the expiration of the then-current term. The Employment Agreement provides for a base salary of $175,000 per year and a target bonus of $50,000 per year based on Mr. Huseonica's successful completion of certain mutually agreed upon objectives. The Employment Agreement provides that, following termination of employment, Mr. Huseonica will not, directly or indirectly, be connected in any manner with any business that competes with the Company, or divert any customer of the Company or induce any employee or consultant of the Company to terminate his or her relationship with the Company.

COMPENSATION COMMITTEE

     The Company has no compensation committee. During the fiscal year ended June 30, 1996, the Company's sole Director, John F. Acres, determined executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock by each director of the Company, by each Named Executive Officer, by all directors and executive officers of the Company as a group, and by each shareholder who is known by the Company to own more than 5% of the Company's Common Stock as of October 18, 1996.

                                  NUMBER OF SHARES                PERCENT OF
BENEFICIAL OWNER                BENEFICIALLY OWNED (1)          OUTSTANDING (2)
------------------------        ----------------------          ---------------

John F. Acres                        2,801,152 (3)                  35.0%

Robert Brown                            80,500 (4)                   1.0%

Joseph A. Huseonica                     23,325 (5)                   *

All directors and executive
officers as a group (3 persons)      2,904,977 (6)                  36.4%

*Less than 1%.


(1) "Beneficial Ownership" is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, including, but not limited to, any right to acquire such security through the exercise of any option or warrant or through the conversion of a security. Any securities not outstanding that are subject to such options or warrants shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.

(2)  Based on 7,982,524 shares outstanding at October 18, 1996.

(3) Includes 2,574,186 shares held by a revocable trust established by Mr. Acres and his wife, with respect to which Mr. Acres has shared voting and shared dispositive powers. Also includes 199,500 shares beneficially owned by Mr. Acres' children who reside in his household, with respect to which Mr. Acres has no voting or dispositive powers. Also includes 26,666 shares subject to options exercisable within 60 days of October 18, 1996.

(4) Includes 2,000 shares beneficially owned by Mr. Brown's wife with respect to which Mr. Brown has no voting or dispositive powers. Also includes 72,500 shares subject to options exercisable within 60 days of October 18, 1996.

(5) Includes 23,325 shares subject to options exercisable within 60 days of October 18, 1996.

(6) Includes 122,491 shares subject to options exercisable within 60 days of October 18, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     There are no relationships or transactions that have been conducted during the fiscal year that would require disclosure under this item. As one of the conditions to closing of the Strategic Alliance, the Company plans to enter into a five year employment and noncompetition agreement with John Acres, the Company's Chairman and Chief Executive Officer. Although the Company and Mr. Acres have been discussing an employment agreement, no agreement has been reached.

                                   SIGNATURES
     The undersigned hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1996, pursuant to Regulation Section 240.12b-25 of the Securities Exchange Act of 1934.
     The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  November 12, 1996.

                                   ACRES GAMING INCORPORATED
                                   (Registrant)



                                   By:   /s/ Robert W. Brown
                                        -----------------------------------
                                        Robert W. Brown
                                        Chief Financial Officer and Treasurer