Form 10-Q
period 1996-12-31
ACRES GAMING INC
filed 1997-02-14
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)

      [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___x____ No _______

     The number of shares of Common Stock, $.01 par value, outstanding on January 31, 1997 was 8,740,506.

                            ACRES GAMING INCORPORATED



                                Table of Contents


                                                                           Page
                                                                           ----

PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements

          Balance Sheets at December 31, 1996 and
           June 30, 1996                                                   3


          Statements of Operations for the Three and Six Months Ended
           December 31, 1996 and 1995                                      4

          Statements of Cash Flows for the Six Months Ended
           December 31, 1996 and 1995                                      5

          Notes to Financial Statements                                    6


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8

PART II -- OTHER INFORMATION                                              10

SIGNATURES                                                                12

INDEX TO EXHIBITS                                                         13

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS


                                     ASSETS



                                             December 31, 1996
                                                 (unaudited)     June 30, 1996
                                             -----------------   --------------

CURRENT ASSETS:
  Cash and cash equivalents                         $6,250,000       $2,500,000
  Receivables                                        4,420,000          910,000
  Inventories                                        4,309,000        2,692,000
  Prepaid expenses                                     226,000           94,000

                                             -----------------    -------------
    Total current assets                            15,205,000        6,196,000
                                             -----------------    -------------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                               524,000          515,000
  Equipment                                          1,986,000        1,348,000
  Leasehold improvements                               509,000          506,000
  Accumulated depreciation                          (1,627,000)      (1,329,000)

                                             -----------------    -------------
    Total property and equipment                     1,392,000        1,040,000

OTHER ASSETS                                           390,000          395,000
                                             -----------------    -------------
                                                   $16,987,000       $7,631,000
                                             -----------------    -------------
                                             -----------------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                    $942,000       $1,456,000
  Accrued expenses                                     595,000          440,000
  Customer deposits                                    542,000        1,748,000

                                             -----------------    -------------
    Total current liabilities                        2,079,000        3,644,000
                                             -----------------    -------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50,000,000
    shares authorized, 8,740,306 and
    7,601,150 shares issued and outstanding
    at December 31 and June 30, 1996                    87,000           76,000
  Additional paid-in capital                        19,279,000       11,224,000
  Accumulated deficit                               (4,458,000)      (7,313,000)

                                             -----------------    -------------
    Total stockholders' equity                      14,908,000        3,987,000
                                             -----------------    -------------
                                                   $16,987,000       $7,631,000
                                             -----------------    -------------
                                             -----------------    -------------

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended December 31, 1996 and 1995
                                   (unaudited)



                                             Three months ended            Six months ended
                                                  December 31,               December 31,
                                        -------------------------     ------------------------------
                                             1996         1995             1996              1995
                                        ------------   ----------     -------------     ------------

NET REVENUES                            $  5,675,000   $  982,000     $  12,243,000     $  1,861,000

COST OF REVENUES                           2,306,000      575,000         5,414,000        1,017,000
                                        ------------   ----------     -------------     ------------
GROSS PROFIT                               3,369,000      407,000         6,829,000          844,000
                                        ------------   ----------     -------------     ------------

OPERATING EXPENSES:
  Research and development                 1,117,000      526,000         1,985,000        1,078,000
  Selling, general and administrative        970,000      742,000         2,108,000        1,356,000

                                        ------------   ----------     -------------     ------------
    Total operating expenses               2,087,000    1,268,000         4,093,000        2,434,000
                                        ------------   ----------     -------------     ------------

INCOME (LOSS) FROM OPERATIONS              1,282,000     (861,000)        2,736,000       (1,590,000)

OTHER INCOME                                  84,000           --           119,000           12,000

                                        ------------   ----------     -------------     ------------
NET INCOME (LOSS)                       $  1,366,000   $ (861,000)      $ 2,855,000     $ (1,578,000)
                                        ------------   ----------     -------------     ------------
                                        ------------   ----------     -------------     ------------

NET INCOME (LOSS) PER SHARE                  $  0.15     $  (0.11)          $  0.32         $  (0.21)
                                        ------------   ----------     -------------     ------------
                                        ------------   ----------     -------------     ------------

SHARES USED IN PER
  SHARE COMPUTATION                        9,217,000    7,629,000         8,803,000        7,688,000
                                        ------------   ----------     -------------     ------------
                                        ------------   ----------     -------------     ------------


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

               For the Six Months Ended December 31, 1996 and 1995
                                   (unaudited)



                                                        1996          1995
                                                   ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                               $  2,855,000  $  (1,578,000)
     Adjustments to reconcile net
     income (loss) to net cash from operations
       Depreciation and amortization                    415,000        301,000
       Amortization of warrants                              --         48,000
       Changes in assets and liabilities
          Receivables                                (3,510,000)       (79,000)
          Inventories                                (1,617,000)       (17,000)
          Prepaid expenses                             (132,000)       (44,000)
          Accounts payable and accrued expenses        (359,000)        27,000
          Customer deposits                          (1,206,000)      (360,000)

                                                   ---------------------------
             Net cash from operating activities      (3,554,000)    (1,702,000)
                                                   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (650,000)      (188,000)
  Capitalized software costs                                 --        (44,000)
  Other, net                                           (112,000)       (81,000)

                                                   ---------------------------
             Net cash from investing activities        (762,000)      (313,000)
                                                   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock              8,066,000        358,000
  Borrowings under line of credit                            --        434,000

                                                   ---------------------------
             Net cash from financing activities       8,066,000        792,000
                                                   ---------------------------


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           3,750,000     (1,223,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,500,000      1,325,000

                                                   ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  6,250,000     $  102,000
                                                   ---------------------------


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

     In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the operating results for the full year or future periods.

2.   Inventories consist of the following:

                                   December 31, 1996   June 30, 1996
                                   -----------------   -------------
          Raw Materials                 $3,207,000       $1,464,000
          Work-in-progress               1,023,000          718,000
          Finished Goods                    79,000          510,000
                                   ---------------     ------------
                                        $4,309,000       $2,692,000
                                   ---------------     ------------

3.   Income Taxes

     At December 31, 1996, the Company had cumulative net operating losses of approximately $4,145,000 which are available to offset future taxable income through 2011. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain at this time. Deferred tax liabilities were insignificant as of December 31, 1996.

4.   Per Share Computation

     Net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of outstanding stock options and warrants.

5.   Stockholders' Equity

     In November 1993, the Company completed its initial public offering and issued 1,667,500 units ("Units"), consisting of 1,667,500 shares of common stock and 833,750 Redeemable Warrants. The net proceeds of the offering were $7,153,000. The Redeemable Warrants expired on October 27, 1996. Prior to the expiration date, substantially all of the warrants were exercised resulting in net proceeds to the Company of approximately $6,170,000. In connection with the offering, the Company granted the underwriter warrants to purchase 145,000 Units at $6.00 per share. The underwriter warrants were all exercised in October, 1996, resulting in net proceeds to the Company of approximately $1,400,000.

     In June 1995, the Company issued 400,000 shares of common stock to a group of private investors for net proceeds of $2,255,000. In connection with this offering, the Company granted warrants to purchase 40,000 shares of the Company's common stock at $7.20 per share which approximated market value at that date.

     In exchange for services, the Company issued warrants in 1995 to purchase 195,000 shares of common stock to two companies and two individuals. Exercise prices of the warrants range from $4.75 to $9.00 per share. The warrants expire between April, 1998 and September, 2000. Of these, warrants to purchase 50,000 shares were valued at $96,000 and recorded as paid in capital and amortized over the term of the related service agreement. For the three and six month periods ended December 31, 1995, expense associated with these warrants was $24,000 and $48,000, respectively.

6.   Subsequent Event


     In January 1997, the Company and International Game Technology ("IGT") entered into agreements to form a strategic alliance (the "Strategic Alliance"). Under the Strategic Alliance, the Company plans to (i) create proprietary games, using IGT equipment as the foundation, to be installed under leasing or revenue sharing agreements in casinos; (ii) sell its Concept III Bonusing Technology and player tracking components for use in IGT Smart System-TM- player tracking/slot accounting installations;
     (iii) eventually withdraw from part of the player tracking/slot accounting business; (iv) have its displays and other game enhancements tools incorporated into IGT's slot machines; and (v) develop promotions for use on IGT's Wide Area Network that supports "Megabucks," "QuarterMania" and other progressive jackpot promotions.

     As part of the Strategic Alliance, the Company and IGT have executed a Stock Purchase Agreement, pursuant to which IGT purchased 519,481 shares of the Series A Convertible Preferred Stock of the Company, generating gross proceeds to the Company of $5,000,000 . IGT may purchase up to an additional 519,480 shares of the Series A Convertible Preferred Stock in increments not less than 103,896 shares on or before August 8, 1997.

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

RESULTS OF OPERATIONS

     The Company's net revenues for the three months ended December 31, 1996 were $5,675,000, an increase of 478% over net revenues of $982,000 during the three months ended December 31, 1995. For the six-month period ended December 31, 1996, net revenues were $12,243,000, an increase of 558% over $1,861,000 for the first half of the prior fiscal year. These increases in revenues were primarily the result of significant volume shipments of bonusing components to other game manufacturers, the delivery of a slot bonusing system and progressive jackpot displays for a casino being developed in Melbourne, Australia and the installation of total slot systems, including bonusing, slot accounting and player tracking at three domestic casinos.

     Gross profit as a percentage of net revenue was 59% in the three-month period ended December 31, 1996, compared to 41% for the same period in the prior year. For the six-month period ended December 31, 1996, gross margin increased to 56% from 45% for the same period in 1995. The increase in gross margin is a result of changes in the mix of products sold and the economies of absorbing certain fixed costs over larger sales volumes.

     In order to support growth in revenue and continue to develop its products, the Company has hired additional personnel and expanded a sales and service office in Las Vegas, Nevada. As a result, operating expenses increased to $2,087,000 in the three-month period ended December 31, 1996 from $1,268,000 in the same period in 1995 and, for the six-month period ended December 31, increased to $4,093,000 in 1996 from $2,434,000 in 1995.

                            ACRES GAMING INCORPORATED
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically used cash. During the six months ended December 31, 1996, net cash used by operating activities was $3,555,000, primarily resulting from volume-related increases in working capital, including changes in accounts receivable, inventory and customer
deposits.   During the same period, the Company spent $650,000 on capital equipment.

     The Company's principal sources of liquidity have been net proceeds from its initial public offering (IPO) in November, 1993 and from exercise of the Redeemable Warrants in October, 1996. Net proceeds to the Company from exercise of the Redeemable Warrants and from the IPO were $6,170,000 and $7,153,000, respectively.

     As of December 31, 1996, the Company had cash and cash equivalents of $6,250,000, compared to $2,500,000 as of June 30, 1996. In addition, in January, 1997, the Company entered into agreements to form a strategic alliance with IGT and issued 519,481 shares of Series A Convertible Preferred Stock for gross proceeds of $5,000,000. IGT may purchase up to an additional 519,480 shares of the Series A Convertible Preferred Stock, at the same price as its initial purchase, in increments not less than 103,896 shares on or before August 8, 1997.

     The Company's cash and cash equivalents balances are expected to be sufficient to fund the Company's operations for at least the next 12 months.

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, developments in the Company's strategic alliance with IGT, the timing of receipt, installation and regulatory approval of orders, competition, government regulation, market acceptance, product development, customer concentration, technological change, the effect of economic conditions on the gaming industry generally, and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1996.

                          PART II -- OTHER INFORMATION

Item 2.  Changes in Securities

          On November 12, 1996, shareholders approved an amendment to the Company's Articles of Incorporation to authorize a class of Serial Preferred Stock, the terms of which may be designated by the Board of Directors. See Item 4 "Submission of Maters to a Vote of Security Holders." In January 1997, the Company created an initial series of Preferred Stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock ("Series A Stock") and issued 519,481 shares. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price. Holders of the Series A Stock will have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger, or sale of assets. The Series A Stock is subject to redemption, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends.

          So long as 25 percent of the shares of Series A Stock originally issued by the Company remain outstanding, holders of the Series A Stock are entitled as a class to elect one director. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Stock will be entitled to receive a liquidation preference of $9.625 per share plus any declared but unpaid dividends prior to the distribution of any of the Company's assets to holders of the Common Stock. Any assets remaining after the distribution to holders of the Series A Stock will be distributed to holders of the Common Stock.

          The Company has granted to IGT, the sole holder of shares of the Series A Stock, certain rights to demand registration of the Common Stock underlying the Series A Stock which may be exercised on or after December 31, 1997. Those rights require the Company to register with the SEC the shares of Common Stock issuable on conversion of the Series A Stock. The Company has agreed to pay all the expenses of one such registration. The Company has agreed to indemnify certain parties in connection with such registration, including any underwriters. The Company also granted piggy-back and S-3 rights to IGT.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on November 12, 1996. The following actions were taken at the Annual Meeting:

     ELECTION OF DIRECTOR. John F. Acres was elected to serve as a director for a term of one year. Of the shareholders entitled to vote at the meeting, 4,434,410 shareholders voted FOR his election, none voted AGAINST it and 200 shareholders ABSTAINED.

     APPROVAL OF AMENDMENT OF THE COMPANY'S ARTICLES OF INCORPORATION. An amendment to the Articles of Incorporation to authorize a class of Preferred Stock to be designated by the Board of Directors was approved.
     Of the shareholders entitled to vote at the meeting, 4,315,324 shareholders voted FOR the amendment, 117,986 voted AGAINST it and 1,300 shareholders ABSTAINED. See Item 2 "Changes in Securities."

     APPROVAL OF AMENDMENT TO 1993 STOCK OPTION AND INCENTIVE PLAN. An amendment to the 1993 Stock Option and Incentive Plan to increase the number of shares issuable thereunder by 750,000 shares was approved. Of the shareholders entitled to vote at the meeting, 4,221,324 shareholders voted FOR the amendment, 211,986 voted AGAINST it, and 1,300 shareholders ABSTAINED.

     RATIFICATION OF APPOINTMENT OF ARTHUR ANDERSEN LLP AS INDEPENDENT PUBLIC ACCOUNTANTS. The Board of Directors' appointment of Arthur Andersen as independent public accountants was ratified. Of the shareholders entitled to vote at the meeting, 4,434,610 shareholders voted FOR the ratification and none voted AGAINST it or ABSTAINED

Item 5.  Other Information

     On January 29, 1997, the Company executed documents creating a strategic alliance with IGT, a slot manufacturer. As part of this Strategic Alliance, the Company issued 519,481 shares of preferred stock to IGT for gross proceeds of $5,000,000. IGT will also have the option, through August 8, 1997, to purchase an additional 519,480 shares of preferred stock, in increments of not less than 103,896 shares, for the same price.

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

                                   ACRES GAMING INCORPORATED
                                        (Registrant)


Date: February 13, 1997            By   /S/ ROBERT W. BROWN
                                     ---------------------------------
                                   Robert W. Brown
                                   Executive Vice President, Chief
                                   Financial Officer, Secretary and
                                   Treasurer
                                   (Principal Accounting and Financial
                                   Officer)

                                INDEX TO EXHIBITS

EXHIBIT
   NO.    DESCRIPTION
-------   -----------

   3.1    Articles of Incorporation of Acres Gaming Incorporated, as amended
  *3.2    Bylaws
   4.1    Preferred Stock Certificate
  10.1    Employment contract between Acres Gaming Incorporated and John F.
          Acres
**10.2    Acres Gaming Incorporated 1993 Stock Option and Incentive Plan, as
          Amended.
  10.3 Stock Purchase Agreement between Acres Gaming Incorporated and IGT dated January 28, 1997.
  10.4 Registration Rights Agreement between Acres Gaming Incorporated and IGT dated January 28, 1997.
  10.5 Master Agreement for Product Development, Purchase and Sales between Acres Gaming Incorporated and International Game Technology, Inc., dated January 27, 1997.
  11.1    Statement of Computation of Earnings Per Share
  27.2    Financial Data Schedule

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
* Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
** Incorporated by reference from the Company's Definitive Proxy Statement on Form 14A dated October 31, 1996.