Form 10-Q
period 1997-03-31
ACRES GAMING INC
filed 1997-05-13
CIK 912601

U.S. SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C. 20549
                                	FORM 10-Q
   (Mark One)
      [X]       	QUARTERLY REPORT PURSUANT TO SECTION 13
           	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	            For the quarterly period ended March 31, 1997
      [ ]	       TRANSITION REPORT PURSUANT TO SECTION 13
	           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	            For the transition period from _______to_______
	                    Commission File Number 0-22498

                       Acres Gaming Incorporated
	          (Exact name of registrant as specified in its charter)
            Nevada                             88-0206560
   (State or other jurisdiction of   (IRS Employer Identification No.)
    incorporation or organization)
                           815 NW Ninth Street
                         Corvallis, Oregon 97330
                  (Address of principal executive offices)
                              541-753-7648
                      (Registrant's telephone number)

 Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	Yes___x____  No ______

 The number of shares of Common Stock, $.01 par value, outstanding on April 30, 1997 was 8,748,856.

                        	 ACRES GAMING INCORPORATED
	                             Table of Contents

                                                                    Page
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
 Balance Sheets at March 31, 1997 and  June 30, 1996                  3
 Statements of Operations for the Three and Nine Months Ended
   March 31, 1997 and 1996                                            4
 Statements of Cash Flows for the Nine Months Ended
   March 31, 1997 and 1996                                            5
 Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                  8

PART II -- OTHER INFORMATION                                         10
SIGNATURES                                         									         11
INDEX TO EXHIBITS								                                            12

                     PART I -- FINANCIAL INFORMATION
                      Item 1.  Financial Statements
                         ACRES GAMING INCORPORATED
                               BALANCE SHEETS
                                   ASSETS

                                       31-Mar-97
                                      (unaudited)      30-Jun-96

CURRENT ASSETS:
  Cash and cash equivalents            $10,128,000    $2,500,000
  Receivables                            3,634,000       910,000
  Inventories                            5,273,000     2,692,000
  Prepaid expenses                         151,000        94,000
    Total current assets                19,186,000     6,196,000

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                   525,000       515,000
  Equipment                              2,157,000     1,348,000
  Leasehold improvements                   513,000       506,000
  Accumulated depreciation              (1,849,000)   (1,329,000)
    Total property and equipment         1,346,000     1,040,000

OTHER ASSETS                               520,000       395,000
                                       $21,052,000    $7,631,000
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                      $1,256,000    $1,456,000
  Accrued expenses                         672,000       440,000
  Customer deposits                        656,000     1,748,000
    Total current liabilities            2,584,000     3,644,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK   4,948,000         --

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value,
  50,000,000 shares authorized,
  8,748,856 and 7,601,150 shares
  issued and outstanding at March
  31, 1997 and June 30, 1996                87,000        76,000
  Additional paid-in capital            19,240,000    11,224,000
  Accumulated deficit                   (5,807,000    (7,313,000)
    Total stockholders' equity          13,520,000     3,987,000
                                       $21,052,000    $7,631,000

     The accompanying notes are an integral part of these balance sheets.

                          ACRES GAMING INCORPORATED
                          STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended March 31, 1997 and 1996
                                (unaudited)



                           Three months ended          Nine months ended
                                 March 31,                  March 31,
                             1997          1996          1997         1996

NET REVENUES              $2,710,000    $1,451,000   $14,953,000   $3,311,000

COST OF REVENUES           1,461,000       764,000     6,875,000    1,781,000

GROSS PROFIT               1,249,000       687,000     8,078,000    1,530,000

OPERATING EXPENSES:
Research and development   1,381,000       535,000     3,366,000    1,613,000
Selling, general and
administrative             1,336,000       643,000     3,444,000    1,998,000

Total operating expenses   2,717,000     1,178,000     6,810,000    3,611,000


INCOME (LOSS) FROM
 OPERATIONS               (1,468,000)     (491,000)    1,268,000   (2,081,000)

OTHER INCOME (LOSS)          119,000       (11,000)      238,000        1,000

NET INCOME (LOSS)        $(1,349,000)    $(502,000)   $1,506,000  $(2,080,000)

NET INCOME (LOSS) PER SHARE  $(0.15)       $(0.07)        $0.17       $(0.27)

SHARES USED IN PER
 SHARE COMPUTATION         8,749,000      7,557,000     9,055,000   7,644,000

        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED
                            STATEMENTS OF CASH FLOWS
               For the Nine Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                    1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income (loss)                                $1,506,000   $(2,080,000)
Adjustments to reconcile net income (loss)
 to net cash from operations:
Depreciation and amortization                        664,000       474,000
Amortization of warrants                                 --         56,000
Changes in assets and liabilities
Receivables                                       (2,724,000)      113,000
Inventories                                       (2,581,000)      128,000
Prepaid expenses                                     (57,000)       13,000
Accounts payable and accrued expenses                 32,000      (160,000)
Customer deposits                                 (1,092,000)      696,000

Net cash from operating activities                (4,252,000)     (760,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (826,000)     (231,000)
Capitalized software costs                             --          (70,000)
Other, net                                          (269,000)     (135,000)

Net cash from investing activities                (1,095,000)     (436,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net        8,027,000       358,000
Proceeds from issuance of redeemable
 convertible preferred stock, net                  4,948,000          --

Net cash from financing activities                12,975,000       358,000

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  7,628,000      (838,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,500,000     1,325,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $10,128,000      $487,000


       The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED
                    Notes to Unaudited Financial Statements

1.	Unaudited Financial Statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the operating results for the full year or future periods.

2.  Inventories consist of the following:


                                  March 31, 1997        June 30, 1996
    Raw Materials                    $2,427,000           $1,464,000
    Work-in-progress                  1,334,000              718,000
    Finished Goods                    1,512,000              510,000
                                     $5,273,000           $2,692,000

3.	Income Taxes

At March 31, 1997, the Company had cumulative net operating losses of approximately $5,494,000 which are available to offset future taxable income through 2011. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain at this time. Deferred tax liabilities were insignificant as of March 31, 1997.

4.	Per Share Computation

Net income (loss) per share was computed by dividing net income (loss)by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding using the treasury stock method. Common stock equivalents include shares issuable upon exercise of outstanding stock options and warrants and shares issuable upon conversion of redeemable convertible preferred stock.

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


6.	Redeemable Preferred Stock

In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock ("Series A Stock") and issued 519,481 shares for net proceeds of $4,948,000. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price. Holders of the Series A Stock have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A
Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger, or sale of assets. The Series A Stock is subject to redemption, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends. No dividends have been declared as of March 31, 1997.

So long as at least 25 percent of the shares of Series A Stock originally issued by the Company remain outstanding, holders of the Series A Stock are entitled as a class to elect one director. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Stock will be entitled to receive a liquidation preference of $9.625 per share, plus any declared but unpaid dividends, prior to the distribution of any of the Company's assets to holders of the Common Stock. Any assets remaining after the distribution to holders of the Series A Stock will be distributed to holders of the Common Stock.

                      	ACRES GAMING INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

 The Company's Concept III products are designed to enhance casino profitability by making gaming machines more fun to play while providing the control, accounting and security functions necessary to ensure more efficient casino operation.

Results of Operations

 The Company's net revenues for the three months ended March 31, 1997 were $2,710,000, an increase of 87% over net revenues of $1,451,000 during the three months ended March 31, 1996. For the nine-month period ended March 31, 1997, net revenues were $14,953,000, an increase of 352% over $3,311,000 for the first nine months of the prior fiscal year. These increases in revenues were primarily the result of significant volume shipments of bonusing components to other game manufacturers, the delivery of a slot bonusing system and progressive jackpot displays for a casino being developed in Melbourne, Australia and the installation of slot systems, including bonusing, slot accounting and player tracking, at three domestic casinos.

 Gross profit as a percentage of net revenue was 46% in the three-month period ended March 31, 1997, compared to 47% for the same period in the prior year. For the nine-month period ended March 31, 1997, gross margin increased to 54% from 46% for the same period in 1996. The increase in gross margin is a result of changes in the mix of products sold and the economies of absorbing certain fixed costs over larger sales volumes.

 In order to support growth in revenue and continue to develop its products, the Company has hired additional personnel and expanded a sales and service office in Las Vegas, Nevada. As a result, operating expenses increased to $2,717,000 in the three-month period ended March 31, 1997 from $1,178,000 in the same period in 1996 and, for the nine-month period ended March 31, increased to $6,810,000 in 1997 from $3,611,000 in 1996.

Liquidity and Capital Resources

 The Company's operations have historically used cash. During the nine months ended March 31, 1997, net cash used by operating activities was $4,252,000, primarily resulting from volume-related increases in working capital, including changes in accounts receivable, inventory and customer deposits. During the same period, the Company spent $826,000 on capital equipment.

 The Company's principal sources of liquidity have been net proceeds from its initial public offering (IPO) in November, 1993 and from exercise of the Redeemable Warrants in October, 1996. Net proceeds to the Company from the IPO and from the exercise of the Redeemable Warrants were $7,153,000 and $6,170,000, respectively. In addition, in January 1997, the Company entered into agreements to form a strategic alliance with IGT and issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4,948,000. IGT may purchase up to an additional 519,480 shares of the Series A Convertible Preferred Stock, at the same price as its initial purchase, in increments not less than 103,896 shares on or before August 8, 1997.

                        	ACRES GAMING INCORPORATED
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

 As of March 31, 1997, the Company had cash and cash equivalents of $10,128,000, compared to $2,500,000 as of June 30, 1996. The Company's cash and cash equivalents balances are expected to be sufficient to fund the Company's operations for at least the next 12 months.

Recently Issued Accounting Standards

 In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (SFAS 128) which modifies the computation and disclosures related to earnings per share. Consistent with the provisions of the statement, the Company will adopt SFAS 128 effective with the Company's fiscal quarter ending December 31, 1997. SFAS 128 would have had no effect on earnings per share reported for the three-month periods ended March 31, 1997 and 1996 or the nine-month period ended March 31, 1996. The pro-forma effect of the accounting change on earnings per share reported for the nine-month period ended March 31, 1997 is as follows:

                                     Pro-forma earnings per share for the
                                     nine-months ended March 31, 1997

                                            Basic           Diluted
Primary and Fully Diluted EPS as reported   $.17             $.17
Effect of SFAS 128                           .01              .00
Pro-forma Basic and Diluted EPS             $.18             $.17


Forward-Looking Information

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

                         	PART II -- OTHER INFORMATION

Item 2.  Changes in Securities

 In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock ("Series A Stock") and issued 519,481 shares for which the
Company received gross proceeds of $5,000,000.   The Series A Stock was
issued to IGT under an Exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1993, in reliance on IGT's status as an accredited investor. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price. Holders of the Series A Stock will have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger, or sale of assets. The Series A Stock is subject to redemption, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends.

 So long as at least 25 percent of the shares of Series A Stock originally issued by the Company remain outstanding, holders of the Series A Stock are entitled as a class to elect one director. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Stock will be entitled to receive a liquidation preference of $9.625 per share, plus any declared but unpaid dividends, prior to the distribution of any of the Company's assets to holders of the Common Stock. Any assets remaining after the distribution to holders of the Series A Stock will be distributed to holders of the Common Stock.

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

                         	ACRES GAMING INCORPORATED
	                                (Registrant)

Date: May 2, 1997                 By /s/ Robert W. Brown
                                  Robert W. Brown
                                  Executive Vice President, Chief Financial
                                  Officer, Secretary and Treasurer
                                  (Principal Accounting and Financial Officer)

                             INDEX TO EXHIBITS
 Exhibit
    No.        	Description

    3.1        	Articles of Incorporation of Acres Gaming Incorporated, as
                amended (1)
    3.2        	Bylaws (2)
    4.1        	Preferred Stock Certificate (1)
   10.1        	Employment contract between Acres Gaming Incorporated and
                John F. Acres (1)
   10.2        	Acres Gaming Incorporated 1993 Stock Option and Incentive
                Plan, as Amended (3)
   10.3        	Stock Purchase Agreement between Acres Gaming Incorporated
                and IGT dated January 28, 1997 (1)
   10.4        	Registration Rights Agreement between Acres Gaming
                Incorporated and IGT dated January 28, 1997 (1)
   10.5        	Master Agreement for Product Development, Purchase and Sales
                between Acres Gaming Incorporated and International Game Technology, Inc., dated January 27, 1997 (1)
   11.1	        Statement of Computation of Earnings Per Share
   27.1        	Financial Data Schedule

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(3) Incorporated by reference from the Company's Definitive Proxy Statement on Form 14A dated October 31, 1996.

                                                                 Exhibit  11.1



                            ACRES GAMING INCORPORATED
                         COMPUTATION OF EARNINGS PER SHARE


                            For Three Months Ended   For Nine Months Ended
                                   March 31,               March 31,

                               1997         1996         1997          1996

Net Income (Loss)           $(1,349,000)  $(502,000)   $1,506,000 ($2,080,000)

Weighted Average Number
of Shares of Common Stock
and Common Stock
Equivalents Outstanding:

 Weighted average number of
 common shares outstanding    8,749,000     7,557,000   8,281,000   7,644,000

 Dilutive effect of warrants
 and employee stock options
 after application of the
 treasury stock method            *             *         647,000       *

 Dilutive effect of redeemable
 convertible preferred stock
 after application of the
 if-converted method              *            --         127,000       --

 Total shares used in per
 share computation            8,749,000     7,557,000   9,055,000   7,644,000

Net Income (Loss) Per Share    $(0.15)        $(0.07)      $0.17     $(0.27)

* Effect of common stock equivalents is anti-dilutive and therefore not included.

                                                                  Exhibit 27.1
                           Acres Gaming Incorporated
                            Financial Data Schedule