Form 10-K
period 1997-06-30
ACRES GAMING INC
filed 1997-09-25
CIK 912601

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

      [x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                          (Commission File No.) 0-22498
                      ------------------------------------
                            ACRES GAMING INCORPORATED
             (Exact name of Registrant as specified in its charter)

            NEVADA                                          88-0206560
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)
                     ---------------------------------------

                  815 NW NINTH STREET, CORVALLIS, OREGON 97330
                    (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (541) 753-7648

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 1997 was $66,577,000.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 31, 1997 was 8,783,818 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to be held November 12, 1997.

                                TABLE OF CONTENTS

                                                                                    PAGE
                                     PART I
ITEM 1.     BUSINESS.................................................................1
              General................................................................1
              The Market.............................................................1
              Strategic Alliance with IGT............................................2
              Bonusing Technology Products...........................................2
              Research and Development...............................................5
              Customers..............................................................5
              Marketing..............................................................7
              Production and Manufacturing...........................................8
              Patents................................................................8
              Competition............................................................8
              Government Regulation..................................................9
              Employees.............................................................12
              Forward-Looking Statements............................................12

ITEM 2.     PROPERTIES..............................................................12

ITEM 3.     LEGAL PROCEEDINGS.......................................................12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................12

            EXECUTIVE OFFICERS OF REGISTRANT........................................13

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................14

ITEM 6.     SELECTED FINANCIAL DATA.................................................15

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...............................................15

            FACTORS THAT MAY AFFECT FUTURE RESULTS..................................18

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................20

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE................................................32

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................32

ITEM 11.    EXECUTIVE COMPENSATION..................................................32

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........32

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................32

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..................33

            SIGNATURES..............................................................34


                                     PART I

ITEM 1.   BUSINESS

GENERAL

        The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's products are based on its proprietary bonusing technology and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible bonus and incentive programs that have not previously been offered. The primary manufacturers of gaming machines have made extensive changes to the software used in their machines to support the Company's bonusing technology. The Company offers products in four major categories:

         1.       Bonusing

                  - Casino-wide, fully integrated applications offered as the Acres Bonusing SystemTM ("ABS")

                  - Custom bonusing applications and themes designed for specific gaming machines or casino areas

                  -     Progressive jackpot systems

         2.       Slot accounting/player tracking

                  - ABS compatible component parts for IGT's slot accounting/player tracking systems (See "Strategic Alliance with IGT".)

                  - Existing Company-installed systems (most of which have bonusing capabilities)

         3.       Slot products

                  -     Meters and displays

                  -     Sound systems

                  -     Component parts for other game manufacturers

         4.       Proprietary games


        Bonusing products provide players with opportunities for additional play and special pay-outs and are designed to enhance interest in the machines and games to which they are attached. The slot accounting products collect, analyze and report data to casino managers to satisfy accounting and regulatory requirements and to enable casino management to analyze the performance of each gaming device by type and location. Player tracking systems allow a casino to monitor the playing patterns of individual players or selected groups of players and to develop incentives and promotions which target those players. Slot products are accessories, available to both casinos and gaming equipment manufacturers, that are designed to improve the visual and auditory experience for the slot player. Proprietary games are new gaming machines that the Company has developed primarily in conjunction with International Game Technology ("IGT") (See "Strategic Alliance with IGT.").

THE MARKET

        In the past few years, legalized gaming has significantly expanded in the United States. As part of this expansion, casino-style gaming has become an increasingly important component of the "leisure time" industry. The expansion resulted from the introduction of riverboat-style gaming in the Midwestern United States, the growth of the Native American Class III-style casino gaming, and growth in the established Nevada market.

        Casino gaming has also grown rapidly world-wide, including in Australia, Canada, Europe and Africa, as well as in parts of the former Soviet Union and South America. The Company estimates that approximately 750,000 casino-style gaming machines are currently in use throughout the world, including approximately 400,000 in the United States.

        The Company believes that increased competition among casinos will lead to increased demand for game promotions and entertainment enhancements of the type offered by the Company. New or expanding casinos represent a significant part of the potential market for the Company's products. Existing casinos also represent a significant potential market as casino managers seek to maintain or improve casino profitability by employing bonusing and other promotional programs for gaming machines.

STRATEGIC ALLIANCE WITH IGT

        In January 1997, the Company entered into a strategic alliance with IGT (the "Strategic Alliance"), the largest manufacturer of gaming machines in the world. The agreement includes a $5 million investment from IGT in return for 519,481 newly issued shares of the Company's three percent convertible preferred stock. IGT also has the right to elect one member to the Company's Board of Directors.

        The Company anticipates that the Strategic Alliance will enhance the Company's ability to:

        1) create proprietary games, using IGT gaming machines as the foundation, to be installed in casinos under leasing or revenue sharing agreements;

        2) sell its ABS bonusing technology and player tracking components for use in IGT's Smart System(R) and new Integrated Gaming SystemTM ("IGS") player tracking/slot accounting installations;

        3) incorporate the Company's displays and other game enhancement tools into IGT's gaming machines and progressive systems; and

        4) develop promotions for use on IGT's MegaJackpots system that supports "Megabucks", "QuarterMania" and other progressive jackpot promotions.

        The Company believes that the Strategic Alliance provides it significant benefits in the slot system market by providing access to IGT's larger sales and service organizations and by creating the potential to provide its bonusing technology to a large installed base. The agreement also allows the Company to focus its resources on development of applications and promotions utilizing its bonusing technology by reducing the resources required to maintain and develop slot accounting and player tracking applications.

BONUSING TECHNOLOGY PRODUCTS

        Casinos provide an opportunity to wager money on a variety of propositions. This act of wagering, or gambling, provides entertainment for a wide range of customers. For example, some of the casinos' customers are entertained by the notion that one pull of a slot handle may change their life. For others, entertainment is achieved by receiving an unexpected reward, profiting from an act of skill or luck, receiving a reward for loyalty or by simply winning some amount, regardless of the amount wagered. The Company's bonusing products are designed to allow the casino to provide and facilitate multiple entertainment aspects to meet their wide range of customers' needs.

        The bonusing technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. The Company's bonusing products form a modular system and may be purchased and installed individually or as components of an integrated system.

        ACRES BONUSING SYSTEM

        An ABS installation in a casino includes electronic hardware installed in the gaming machines, microprocessor-based controllers for groups of gaming machines and computers and software to operate bonuses and communicate with the casino's back office system which analyzes data and generates reports to casino management. The Company's Strategic Alliance with IGT has resulted in an integrated system that incorporates the Company's ABS components and bonusing software with IGT's back office system to create a comprehensive slot accounting, player tracking and bonusing capable business solution.

        ABS employs personal computer technology and is designed to take advantage of future improvements in such technology. The Company's largest ABS installation is currently running approximately 2,500 gaming machines and has the capability to include over two times the approximately 4,000 gaming machines at the world's largest casino.

        The primary manufacturers of gaming machines, which include IGT and Alliance Gaming (manufacturer of Bally Gaming machines) ("Bally"), have made extensive changes to the software used in their machines to support the Company's bonusing technology. The changes permit the gaming machines to accept instructions from the Company's ABS system, primarily in connection with the operation of bonuses. The ABS system and new software supporting the ABS system on IGT's S+ series and Players Edge Plus series of machines and Bally's 5500 Pro Series of machines have been approved by the Nevada Gaming Control Board and regulatory authorities for several other states and for the state of Victoria, Australia. See "Government Regulation."

        Aristocrat Leisure Industries of Australia ("Aristocrat") is the leading manufacturer of gaming machines in Australia and the second largest in the world. In fiscal 1997, the Company completed delivery and installation of the ABS system to Aristocrat for the Crown South Bank casino opened by Crown Ltd. (the "Crown Casino") in Melbourne, Australia.

        BONUSING APPLICATIONS

        Many casinos offer promotions such as double jackpots at certain times of the day. While such promotions have in many cases been successful in increasing play at gaming machines during the double jackpot periods, they have required extensive administrative effort to manage. The Company's bonusing products, with their ability to deliver instructions to the gaming machine, enable the casino to automate the payment of and accounting for double jackpot and other bonus programs. In addition, the bonusing technology allows a double jackpot or other bonus program to operate on a random basis, or to operate only when a minimum level of activity is present. A display can be mounted on the slot machine to inform players when the bonus program is operative.

        Many casinos have also offered promotions where they provide free play to entice players to visit the casino. Such promotions have required extensive administrative effort to manage with no assurance that the money given to potential customers will be played in the casino's gaming machines. Using the capabilities of the Company's bonusing products, this type of promotion can be automated to match each coin played in the slot machine ("Match PlayTM") or provide free play ("Reel MoneyTM") by adding a free coin under parameters controlled by the casino.

        In addition, the bonusing system can include lighting, sound, signage and other special effects to call players' attention to the bonusing event as it begins and progresses. The Company uses such special effects to simulate clouds, lightning, thunder and wind which are combined with an up to nine-time jackpot bonus payout to create a promotion called Hurricane ZoneTM. The same technology has been integrated with other signage and special effects to produce other promotions including Rodeo GrandeTM, and custom promotions such as "The Big Picture" at MGM Grand Hotel & Casino, "Armada Slots" at Sunset Station Hotel & Casino, "Desert Wins" at the Sahara Hotel & Casino and "Celebration Slots" at the Stardust Resort & Casino.

        The capabilities of the bonusing technology also allow implementation of the Personal Progressive(R) promotion, in which each qualifying player can build up a progressive jackpot which only that player is eligible to win. The "Mystery Prize" bonus promotion, such as the Crown Casino's monthly "Million Dollar Bonus", can be granted to the player inserting the "nth coin" where the frequency of "n" and the funding parameters of the bonus are controlled by the casino utilizing the Company's bonusing software. This bonusing product also includes a consolation prize feature where some or all of the players in the casino at the time the mystery bonus is awarded receive a smaller Near WinnerTM prize. Additional promotions have been created and implemented to reward loyalty to repeat customers by offering varying levels of match play on the customers' future visits.

        Some casinos use roaming employees to randomly distribute free benefits such as meals, gaming chips or show tickets to customers actively playing on the gaming floor. Controls to ensure these benefits are distributed to the target customers has been automated through the Company's bonusing products. Instead of distributing them manually, the casino employee automatically awards the benefits to the customers actively playing at a bank of machines via an interface to the ABS system. For example, a casino employee can insert a magnetically encoded "benefit" card into a card reader attached to a bank of gaming machines. That benefit card would instruct the gaming machines to give the benefit, such as additional coins or a period of multiplied jackpots, directly and automatically to the customers actively playing at that bank of machines.

        The bonuses described above can be directed to target customers by requiring the use of a player tracking card to qualify for the bonus. (See "Slot Accounting and Player Tracking".) For example, the Company's bonusing software allows the casino to elect to offer Near Winner prizes, issued in conjunction with the "Mystery Prize" bonus promotion, to only those players who have their player tracking card inserted in the machine at the time the "Mystery Prize" is awarded. Utilizing bonusing technology in conjunction with the casino's player tracking capabilities creates a powerful marketing tool.

        PROGRESSIVE JACKPOTS FOR GAMING MACHINES

        A progressive jackpot system links a number of gaming machines to generate a collective jackpot. As coins are played in the machines, a portion of each coin is allocated to the creation of the jackpot. The Company's progressive jackpot system is programmed remotely from a personal computer. This method of programming enables the casino manager to determine which machines are to be linked to the progressive jackpot, and to establish various parameters such as starting jackpot amounts, rates of increment, and limits, if any, on the jackpot. The flexibility provided by the bonusing technology enables the casino manager to design, alter and readily implement new progressive jackpot promotions.

        SLOT ACCOUNTING AND PLAYER TRACKING

        As part of the Strategic Alliance with IGT, the Company no longer directly participates in the slot accounting and player tracking business. The Company develops and sells component parts to IGT for inclusion in the IGT Smart System and IGS slot accounting/player tracking systems. The Company continues to support existing installations of the Company's slot accounting/player tracking systems.

        The slot accounting product automatically collects play data about each gaming device. This information is transmitted to a central computer system where it is immediately available to the casino manager, and where it is stored for future analysis and reporting. The equipment is configured to monitor all slot machine functions including coins deposited in the machine, coins paid out of the machine, coins available to "drop", number of games played, jackpot occurrences and other machine functions. The slot accounting product also recognizes players who use player identification cards.

        Player tracking systems collect performance data about individual players or groups of players. The player tracking product builds upon the casino accounting system to gather and record information about individual players, much like an airline's "frequent flyer" program. Each customer who elects to enroll in the casino's "slot club" is given a plastic card that uniquely identifies the player. The player inserts the card into an electronic card reader on the gaming machine, and the system automatically records the player's level of play. The casino management can use this information to provide special incentives and rewards to individual players or groups of players.

        SLOT PRODUCTS

        Many of the products developed for specific applications also have other uses within the gaming industry. Displays developed as player tracking components also may be used as in-machine progressive jackpot displays for gaming machines. The Company markets these products to both developers and manufacturers of gaming machines and to end-user casinos.

        The Company also offers bonusing products to other developers of specialty gaming machines. These developers can use the bonusing technology to coordinate lights, sound and other special effects and to instruct a slot machine to pay special bonuses. By adding bonusing capabilities to regular gaming machines, entirely new games can be created which offer unique and entertaining experiences for slot players. For example, the Company provides electronic and other components to Anchor Gaming ("Anchor"), a developer of specialty gaming machines, for their Wheel of GoldTM game. This game includes features in which the slot player is periodically awarded the ability to spin a multi-segmented wheel mounted above the slot machine. Each segment of the wheel indicates a bonus jackpot. The bonusing system communicates the results of the wheel spin to the slot machine, which pays the bonus to the player.

        The Company has also developed products to improve the sound capabilities of gaming machines. These products have been included in IGT's Wheel of FortuneTM specialty games and have been installed in gaming machines in the Circus Circus casinos in Nevada.

        PROPRIETARY GAMES

        As part of its Strategic Alliance with IGT, the Company has begun developing proprietary games that are to be placed in casinos and are operated on a revenue-sharing basis. Two of the gaming industry's most successful recently introduced games, Anchor's Wheel of Gold and IGT's Wheel of Fortune, were introduced primarily under such revenue-sharing arrangements. Both of these games include components developed and manufactured by the Company.

        In May 1997, the Company introduced Black Out PokerTM, the first proprietary game that the Company developed under the Strategic Alliance. As of August 31, 1997, this game has been installed in five casinos but has not yet generated significant incremental revenue to indicate whether there will be a strong demand for the game.

RESEARCH AND DEVELOPMENT

        The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 47 employees involved in product engineering as of August 31, 1997. Research and development expenses were $4.5 million, $2.3 million and $1.9 million in the years ended June 30, 1997, 1996 and 1995, respectively.

CUSTOMERS

        The Company's initial sales of its systems were to casinos with fewer than 250 gaming machines, as it sought to establish the viability of its products. Large casinos with more than 250 gaming machines in a single location represent the principal market for the Company's products. This market includes most casinos in Las Vegas, Reno and Laughlin, Nevada, and Atlantic City, New Jersey, as well as a number of casinos on Indian land and riverboat and dockside casinos in various other states. A number of casinos in Australia, South Africa and Europe are also included in this market. Installations of this size generally are large enough to support a professional management staff capable of using the analytical and promotional tools provided by the Company's products.

        Sales to IGT accounted for 28 percent of the Company's net revenues in 1997 and 2 percent in 1996. Sales to Anchor, primarily related to their Wheel of Gold game, accounted for 28 percent of the Company's net revenues in 1997 and 43 percent in 1996. Aristocrat, in providing the system components and bonusing applications for the Crown Casino in Melbourne, Australia, accounted for 12 percent of the Company's net revenues in 1997 and 20 percent in 1996. Player tracking and slot accounting system sales to the Sundowner Hotel & Casino accounted for 12 percent of the Company's net revenues in 1996. In 1995, player tracking and slot accounting sales to the Rio Suite Hotel & Casino and the Ho-Chunk Nation accounted for 44 percent and 17 percent of the Company's net revenues, respectively.

        The Company's backlog of orders for its products were approximately $6.1 million, $6.5 million and $800,000 as of June 30, 1997, 1996 and 1995, respectively. The Company does not believe that backlog is a meaningful indication of sales. Sales to the Company's customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within a few months of receipt of the order. The Company does not have any ongoing long-term contracts. At its current stage of operations, the Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

REPRESENTATIVE CUSTOMERS

The following table presents representative customers for each of the Company's main product categories.


PRODUCT             NAME OF CUSTOMER AND LOCATION

ABS                 Aristocrat Leisure Industries - Installed in the Crown Casino in
                    Melbourne, Australia
                    IGT - Reno, Nevada

Custom bonusing     Circus Circus - Las Vegas, Nevada
applications        Edgewater Hotel & Casino - Laughlin, Nevada
                    MGM Grand Hotel Inc. - Las Vegas, Nevada
                    Rio Suite Hotel & Casino - Las Vegas, Nevada (scheduled for installation in October, 1997) Sahara Hotel & Casino - Las
                    Vegas, Nevada Stardust Resort & Casino - Las Vegas, Nevada
                    Sunset Station Hotel & Casino - Las Vegas, Nevada

Progressive         Caesar's Tahoe - Lake Tahoe, Nevada
jackpots            Golden Nugget Casino - Las Vegas, Nevada
                    Treasure Island Resort - Las Vegas, Nevada

Slot accounting &   Aristocrat Leisure Industries - Installed in the Crown Casino
player tracking     in Melbourne, Australia IGT - Reno, Nevada
components

Slot accounting &   Colorado Grande Casino - Cripple Creek, Colorado
player tracking     Rio Suite Hotel & Casino - Las Vegas, Nevada
systems             Sands Regency Hotel & Casino - Reno, Nevada
                    Spirit Lake Casino - Spirit Lake, South Dakota
                    Sundowner Hotel & Casino - Reno, Nevada
                    Tropicana Cruise Ship - Miami, Florida

Meters & displays   Anchor Gaming - Las Vegas, Nevada
                    Crown Casino - Melbourne, Australia
                    IGT - Reno, Nevada

Sound Systems       Circus Circus Enterprises - Las Vegas, Nevada
                    IGT - Reno, Nevada

Component parts     Anchor Gaming - Las Vegas, Nevada
for other game      Alliance Gaming - Las Vegas, Nevada
manufacturers       IGT - Reno, Nevada


MARKETING

        The Company currently markets its products and provides service to customers from its office in Las Vegas, Nevada and its headquarters in Corvallis, Oregon. The Company expects to expand its sales, marketing and customer service operations by opening offices in other key markets and by gaining access to IGT's sales and service organizations as part of the Strategic Alliance with IGT.

PRODUCTION AND MANUFACTURING

        The Company's manufacturing operation consists primarily of the assembly of electronic circuit boards and cables from components purchased from third parties. The circuit boards are manufactured and assembled to the Company's specifications by contract manufacturers. A key component of each product is computer software which is copied onto an electronic chip. The copying of the software onto the chip is performed by contract manufacturers. The development, testing and maintenance of the software is conducted by Company engineers.

PATENTS

        The Company has applied for U.S. patents on certain features of its product line, and may in the future apply for other U.S. patents and corresponding foreign patents. The Company was issued its first patent, No. 5,655,961 for a "Method of Operating Networked Gaming Devices", in August 1997. This patent protects the Company's concept of a "Bonus Pool" which is configurable by casino management to control the total amount of special bonuses paid, thus making it possible for such promotions to be kept within a casino's budget.

        No assurance can be given that any patents that are applied for will be issued or, if issued, will be valid or will provide any significant competitive advantage to the Company. In addition, the Company has a variety of other intellectual property which it treats as trade secrets. The Company takes reasonable steps to protect its intellectual property but it is possible that others may make unauthorized use of such intellectual property and the Company may or may not be able to prevent such use.

COMPETITION

        The Company believes that its products compete principally on the basis of functionality, price and service. The Company believes that its proprietary bonusing technology provides a competitive advantage. In addition to the recently issued patent discussed above, the Company has several other patents pending which cover many aspects of its bonusing technology.

        Mikohn Gaming Corporation ("Mikohn") is the only known competitor offering a bonusing product similar to the Company's. Mikohn was founded by John
F. Acres in 1985. Mr. Acres disposed of his interest in 1988. Mikohn's bonusing product is not widely distributed at this time. The Company believes that Mikohn's initial bonusing product, which Mikohn introduced earlier this year and installed in a single casino, may infringe the Company's recently issued patent and certain of the Company's pending patents. Mikohn and its initial customer have been notified of the possible patent infringement.

        Under the Strategic Alliance with IGT the Company has secured a market for its slot accounting and player tracking components as a part of IGT's Smart System and IGS product offering. IGT, as the largest manufacturer of gaming machines in the world, has a competitive advantage in selling its slot accounting and player tracking systems to purchasers of IGT gaming machines. IGT has three principal competitors in the market for slot accounting and player tracking systems: Bally; Casino Data Systems, Inc. ("CDS"); and Mikohn. Unlike the IGS system, none of the competitors' products are currently offered as "bonusing-ready" systems. Each of these three companies have financial and other resources which are greater than those of the Company.

        While the Company attempts to differentiate its bonusing products from progressive jackpot systems, the Company's bonusing products do compete for casino floor space with other companies' progressive jackpot systems. The market for progressive jackpot systems is served primarily by Mikohn, with the largest share of the market, and CDS.

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

        REGULATION OF PRODUCTS

        The Company has complied with the approval process for use of the products it has sold in Nevada, Colorado, Wisconsin, Mississippi, New Jersey, Missouri and Connecticut, including the receipt of manufacturer and distributor licenses, permits, or certificates in each such state. Not all of the Company's products have been approved for sale in all jurisdictions. In most jurisdictions, a model of the gaming equipment which the Company seeks to place in operation must be submitted for testing by an approved testing laboratory prior to use in any gaming operation. To obtain such approval, the Company must submit, at its expense, each model of its equipment to the specified laboratory for testing, examination and analysis. Upon completion of the testing, the laboratory submits a report of its findings and conclusions to the applicable gaming authority, together with any recommendations for modifications to the equipment or the addition of equipment or devices to such gaming equipment.

        The Company intends to seek approval of its bonusing technology for use in any other jurisdiction in which a sale arises. Failure of the Company to obtain approval for the use of bonusing technology by a gaming licensee in a jurisdiction would prevent the use of such technology at the licensee's location and also will prevent any other gaming licensee within that jurisdiction from using the products until the appropriate approvals have been obtained or requirements complied with.

        CORPORATE REGULATION

               Nevada

        The manufacture, sale and distribution of gaming devices in Nevada are subject to extensive state laws, regulations of the Nevada Gaming Commission (the "Nevada Commission") and State Gaming Control Board (the "Control Board") and various county and municipal ordinances. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The laws, regulations and supervisory procedures of the Nevada Commission seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) establish and maintain responsible accounting practices and procedures, (iii) maintain effective control over the financial practices of licensees, including reliable record keeping and requiring the filing of periodic reports with the Nevada Commission, (iv) prevent cheating and fraudulent practices, and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's operations.

        A publicly traded corporation must be registered and found suitable to hold an interest in a corporate subsidiary which holds a gaming license. On December 21, 1995, the Nevada Commission registered the Company as a publicly traded corporation (the "Registered Corporation"), found certain individuals suitable to be associated with the Company as officers, shareholders and controlling shareholders, and granted nonrestricted Manufacturer's and Distributor's licenses to the Company's wholly-owned subsidiary, AGI Distribution, Inc. ("AGID"), a Nevada corporation. The Nevada Commission also granted AGID a nonrestricted Slot Route Operator's license. The Nevada Commission also granted individual gaming licenses to the officers and sole director of AGID. As a Registered Corporation, the Company is required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, AGID without first obtaining licenses and approvals from the Nevada Commission.

        As a Nevada gaming licensee, AGID is subject to numerous restrictions. Licenses must be renewed periodically and licensing authorities have broad discretion with regard to such renewals. Licenses are not transferable. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

        Officers, directors and key employees of AGID and of the Company who are actively engaged in the administration or supervision of gaming must be found suitable. No proceeds from any public sale of the Company's securities may be used for gaming operations in Nevada or to acquire a gaming property without the prior approval of the Nevada Commission. The Company believes it has all required licenses to carry on its business in Nevada. Officers, directors, and certain key employees of AGID must file applications with the Nevada Commission and may be required to be licensed or found suitable. In addition, anyone having a material relationship or involvement with the Company may be required to be found suitable or licensed. An application for licensure or finding of suitability may be denied for any cause deemed reasonable by the Nevada Commission. The Nevada Commission has the power to require the Company and AGID to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

        The Company and AGID are required to submit detailed financial and operating reports to the Nevada Commission. If it were determined that gaming laws were violated by a licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. In addition, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of the gaming license would) materially and adversely affect the Company's operations.

        The Nevada Commission may also require any beneficial holder of the Company's voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable at the cost of the applicant. Any person who acquires 5 percent or more of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10 percent or more of the Company's voting securities must apply for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring such finding. Institutional investors which acquire more than 10 percent, but not more than 15 percent, of the Company's voting securities may apply to the Nevada Commission for a waiver of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only.

        The Nevada Commission has the power to investigate any debt or equity security holder of the Company. The Clark County Liquor and Gaming Licensing Board, which has jurisdiction over gaming in the Las Vegas area, may similarly require a finding of suitability for a security holder. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or Chairman of the Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action, and possible loss of its approvals, if, after it receives notice that a debt or equity holder is unsuitable, the Company (i) pays that person any dividend or interest upon voting securities of the Company or any distribution whatsoever, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) gives remuneration in any form to that person, for services rendered or otherwise, (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value or (v) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction. Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

        The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time. If any securities are held in trust by an agent or by a nominee, the recordholder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power at any time to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act (the "Nevada Act") and the regulations of the Nevada Commission.

        The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Changes in control of the Company cannot occur without the prior investigation of the Control Board and approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Control Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly-traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates, (ii) preserve the beneficial aspects of conducting business in the corporate form, and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada's gaming laws and regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its stockholders for the purpose of acquiring control of the Company.

        Nevada licensees who are engaged in gaming outside Nevada are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

               Other Jurisdictions

        Other jurisdictions in which the Company's products are sold or used require various licenses, permits, and approvals in connection with such sale or use, typically involving restrictions similar in most respects to those of Nevada. The Company has complied with the approval process for use of the products it has sold in these other jurisdictions, including the receipt of manufacturer and distributor licenses, permits, or certificates in each such state. Not all of the Company's products have been approved for sale in all jurisdictions. No assurances can be given that such required licenses, permits, certificates or approvals will be given or renewed in the future.

EMPLOYEES

        At August 31, 1997, the Company had 126 full-time employees of whom 47 were involved in engineering, 30 in production and quality control, 28 in sales, marketing and customer support and 21 in administration and management. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements regarding the Company's plans and expectations as to: future performance, growth opportunities, expansion, new products and services, competition, capital expenditures, its Strategic Alliance with IGT and its withdrawal from the slot accounting and player tracking systems segments of the business. Such plans and expectations involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. For a discussion of these risk factors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Results." In addition, from time to time, the Company may issue other forward-looking statements. Any forward-looking statements, including other written or oral forward-looking statements made by the Company or persons acting on its behalf, should be considered in light of these risk factors and other risk factors referred to from time to time in the Company's press releases, periodic reports or communications with stockholders.

ITEM 2.  PROPERTIES

        The Company is headquartered in a leased facility encompassing approximately 39,000 square feet at 815 N.W. Ninth Street, Corvallis, Oregon, 97330. The leases commenced on various dates beginning in April 1994 and will expire on various dates ending in July 1999. The base rent for the total facility is approximately $25,000 per month, and includes property taxes, building insurance and common area maintenance.

        The Company's sales, marketing and customer service office in Las Vegas, Nevada is in a leased facility of approximately 8,500 square feet. The lease commenced on September 1, 1995, and will expire on August 31, 2000. The base rent is approximately $8,600 per month, plus $1,400 per month for property taxes, building insurance and common area maintenance.

        The Company owns manufacturing and engineering equipment, located at its facility in Corvallis, Oregon, which it uses in its assembly operations and research and development efforts. Such equipment is available from a variety of sources and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3.   LEGAL PROCEEDINGS

        The Company from time to time is involved in various legal proceedings arising in the normal course of business. At August 31, 1997, the Company was not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended June 30, 1997.

EXECUTIVE OFFICERS OF REGISTRANT

        As of August 31, 1997, the executive officers of the Company were as set forth below:

                                                                      EXECUTIVE
         NAME                 AGE        POSITIONS AND OFFICES       OFFICER SINCE
         ----                 ---        ---------------------       -------------
         John F. Acres        43      Chairman and Chief                 1985
                                      Executive Officer

         Joseph A. Huseonica  53      Chief Operating Officer,           1996
                                      President and Director

         Robert W. Brown      42      Executive Vice President,          1993
                                      Chief Financial Officer,
                                      Secretary and Treasurer


        There are no family relationships among directors or executive officers of the Company except for Mr. Acres, Chairman and Chief Executive Officer, and Mrs. Acres, Director, who are married.

        John F. Acres is the founder of the Company and has been the Chief Executive Officer and a director since its inception. He also served as its President until January 1996 and as its Secretary until January 1997. Mr. Acres, who has been involved in the gaming industry since 1972, has designed slot data collection systems, player tracking systems, and equipment for progressive jackpot systems that are in widespread use. In 1981, he founded Electronic Data Technology ("EDT") to manufacture and sell progressive jackpot system designs. While with EDT, he designed one of the first slot data collection systems, and invented the electronic player tracking system. He sold a majority interest in EDT to IGT in 1983, and remained as president of EDT until 1985. The player tracking system designed by Mr. Acres while with EDT is installed on approximately 50,000 gaming machines throughout the world and was actively marketed by IGT until 1997. In 1985, Mr. Acres co-founded Mikohn, Inc. He served as Vice President and a director of Mikohn, Inc. until 1988.

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

        Robert W. Brown joined the Company in July 1993 as Chief Financial Officer and Treasurer and became Executive Vice President and Secretary in January 1997. From June 1991 through May 1993, Mr. Brown was the Chief Financial Officer of Color & Design Exhibits, Inc., a manufacturer of interpretive and trade show exhibits in Portland, Oregon. From September 1983 through May 1991, Mr. Brown held financial management positions with Floating Point Systems, Inc., a Beaverton, Oregon manufacturer of mini-supercomputers, and served as its Corporate Controller from November 1989 through May 1991. Prior to 1983, Mr. Brown was employed by Arthur Andersen LLP for more than six years. Mr. Brown is a Certified Public Accountant.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "AGAM". The following table sets forth, for the periods indicated, the range of high, low and end of period market prices for the Company's common stock as reported by the Nasdaq SmallCap Market.

                                                        MARKET PRICE PER SHARE
                                                        ----------------------
                                                   LOW          HIGH      END OF PERIOD
                                                   ---          ----      -------------
         FISCAL YEAR ENDED JUNE 30, 1997:
             First quarter...................     $  9.00       $14.13        $13.63
             Second quarter..................       10.50        20.63         11.00
             Third quarter...................        4.13        14.38          4.75
             Fourth quarter..................        4.88         9.38          8.75

         FISCAL YEAR ENDED JUNE 30, 1996:
             First quarter...................        7.00         9.50          7.75
             Second quarter..................        4.50         8.25          5.13
             Third quarter...................        3.50         5.63          4.63
             Fourth quarter..................        4.63        12.75          9.38

        The Company estimates that there are over 5,000 beneficial owners of the Company's common stock.

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

                                                       YEARS ENDED JUNE 30,
                                      ----------------------------------------------------
                                        1997     1996        1995       1994        1993
                                      -------   -------    -------    --------    --------
                                              (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net revenues .....................   $20,455   $ 6,942    $ 4,006    $ 2,852     $   492
Gross profits ....................    10,902     3,355      1,436        851         291
Income (loss) from operations ....     1,425    (1,665)    (2,489)    (2,542)*      (514)
Net income (loss) ................     1,798    (1,641)    (2,505)    (2,598)*      (536)
Net income (loss) per common share   $   .20   $ (0.22)   $ (0.35)   $ (0.39)*   $ (0.10)
Weighted average number of shares
of common stock and common stock
equivalents outstanding ..........     9,071     7,552      7,145      6,629       5,225

* During 1994, the Company recorded a non-recurring charge of $898,000 ($.14 per share) for the expenses and settlement of patent infringement litigation.


                                                         AS OF JUNE 30,
                                        --------------------------------------------------
                                         1997        1996       1995       1994      1993
                                        -------     ------     ------     ------    ------
                                                         (In thousands)
BALANCE SHEET DATA:
Working capital (deficit)..........     $16,474     $2,552     $3,458     $3,574    $(762)
Total assets ......................      21,323      7,631      6,264      6,301      692
Current liabilities................       2,545      3,644      1,302      1,227    1,373
Long-term debt ....................          --         --         --         --       --
Redeemable convertible preferred          4,948         --         --         --       --
stock...
Stockholders' equity (deficit) ....      13,830      3,987      4,962      5,074     (681)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company was founded to provide unique slot machine promotion and bonusing products for the gaming industry. These products are designed to enhance casino profitability by providing entertainment and incentives to slot machine players. In order to establish relationships with casinos based on products the industry understood and utilized, the Company's initial focus was on selling slot accounting and player tracking systems in a highly competitive market. The Company was able to achieve some success in this business because of its commitment to provide follow-on promotion and bonusing products. The Company installed its first bonusing product in November 1994. In fiscal 1997, 1996 and 1995, bonusing products generated revenues of $19.0 million, $5.4 million and $159,000, respectively.

        The Company's Strategic Alliance with IGT allows the Company to focus its efforts on bonusing technology and the creation of proprietary games. The Company believes these products have the greatest potential for increasing profits. The Company withdrew from direct participation in the slot accounting and player tracking business in fiscal 1997 and instead sells these products to IGT for inclusion in IGT's Smart System and new IGS offerings. IGT has an estimated installed base of over 100,000 games which could be upgraded to IGT's IGS system utilizing parts supplied by the Company. The alliance with IGT is intended to strengthen the position of both companies in the slot accounting and player tracking market and provide broader distribution of the Company's bonusing technology.

        At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Historically, three or fewer customers have accounted for more than 60 percent of annual revenues.

RESULTS OF OPERATIONS

        COMPARISON OF THE YEARS ENDED JUNE 30, 1997 AND 1996

        The Company's net revenues during the year ended June 30, 1997 were $20.5 million, an increase of 197 percent over the $6.9 million of net revenues in 1996. This increase in revenues was primarily the result of an $8.4 million increase in shipments of bonusing, slot accounting and player tracking components to IGT and other game manufacturers. Final deliveries of a slot bonusing system and progressive jackpot displays for the Crown Casino in Melbourne, Australia accounted for an additional $2.5 million of the increase. Prior to the Company's withdrawal from direct participation in the slot accounting and player tracking business, installations of these systems generated an incremental $1.4 million of revenues. Increased sales of bonusing applications accounted for the final $1.3 million of the increase over 1996.

        Component materials purchased primarily from computer and electronics vendors comprised 72 percent of the cost of revenues in 1997 and 57 percent in 1996. Manufacturing, procurement and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues are a result of changes in the mix of products sold.

        Gross profit as a percentage of net revenue was 53 percent for 1997, compared to 48 percent for 1996. Gross margin increased 9 percentage points as a result of the economies of absorbing certain fixed manufacturing costs over larger sales volumes. This increase was partially offset by a 4 percentage point decrease in gross margin incurred as a result of changes in the mix of products sold.

        The Company's research and development expenses increased to $4.5 million in 1997, from $2.3 million in the prior year, primarily as a result of hiring and supporting additional personnel. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of its products, including the development of additional promotions which utilize the Company's bonusing technology.

        In order to support growth in revenue and continue to market and sell its products, the Company hired additional personnel and increased the amount of leased office space in 1997, resulting in a $2.3 million increase over 1996 selling, general and administrative operating expenses.

        Other income increased by $349,000 as a result of interest income received on investments of cash and cash equivalents. An income tax provision was not recorded in 1997 due to the utilization of net operating loss carryforwards. The net income for the year ended June 30, 1997 was $1.8 million ($0.20 per share) compared to a net loss of $1.6 million ($0.22 per share) in the prior year.

        COMPARISON OF THE YEARS ENDED JUNE 30, 1996 AND 1995.

        The Company's net revenues during the year ended June 30, 1996 were $6.9 million, an increase of 73 percent over the $4.0 million of net revenues in 1995. This increase resulted from an incremental $2.8 million of sales to Anchor, primarily related to components used in their Wheel of Gold game. Initial sales under an agreement with Aristocrat to provide bonusing capability for the Crown Casino in Melbourne, Australia accounted for an additional $1.4 million of the increase. Net decreases in the sales of slot accounting and player tracking systems totaled $1.1 million.

        Component materials purchased primarily from computer and electronics vendors comprised 57 percent of the cost of revenues in 1996 and 74 percent in 1995. Manufacturing, procurement and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues are a result of changes in the mix of products sold.

        Gross profit as a percentage of net revenue increased to 48 percent in 1996 from 36 percent in 1995. Gross margin increased 18 percentage points as a result of higher-margin bonusing products accounting for a larger percentage of sales in 1996. This increase was partially offset by a 6 percentage point decrease in gross margin incurred as a result of incremental fixed manufacturing costs incurred to support the continued growth of the Company.

        The Company's research and development expenses increased to $2.3 million in the year ended June 30, 1996, from $1.9 million in the year ended June 30, 1995. A significant portion of revenue was directed toward research and development in order to enhance and expand product capabilities and develop additional promotions utilizing the Company's bonusing technology.

        In 1996, selling, general and administrative expenses increased to $2.7 million from $2.0 million in 1995. This increase resulted primarily from the addition of personnel and the expansion of the sales and service office in Las Vegas to support growth in revenue and to expand development of the Company's products.

        The net loss for the year ended June 30, 1996 was $1.6 million ($0.22 per share) compared to a net loss of $2.5 million ($0.35 per share) in the prior year. Although the Company had a net loss for the full year, during the three months ended June 30, 1996, the Company had net income of $439,000 ($0.06 per share), compared to a net loss of $698,000 ($0.10 per share) for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have historically used cash. During the year ended June 30, 1997, net cash used by operating activities was $4.4 million, primarily resulting from volume-related increases in working capital, including changes in accounts receivable, inventory and customer deposits. In the year ended June 30, 1996, $1.2 million of cash was provided by operating activities as the funding requirements of the Company's negative operating results ($1.6 million) were offset by favorable timing of vendor payments ($1.0 million) and the receipt of significant customer deposits ($1.4 million) on projects to be completed in 1997. In the year ended June 30, 1995, the Company's net loss accounted for the largest component of net cash used by operating activities. Beginning in 1998, the Company anticipates operations will begin to fund the working capital requirements of the Company.

        The Company made capital expenditures of $1.8 million, $585,000 and $453,000 in 1997, 1996 and 1995, respectively, primarily on computers and equipment to support research and development efforts. As the Company expands into operating or leasing both proprietary and system games, investments in gaming machines and equipment may be significant. However, under the Strategic Alliance with IGT, the base games may be acquired from IGT and paid for as revenue is received from the end-user casino. Under this arrangement, the Company is able to avoid the significant up-front cash outlays normally required to enter this market.

         The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993 and $6.2 million from the exercise of the Redeemable Warrants (as discussed in footnote 5 to the Consolidated Financial Statements) in October 1996. In addition, as part of the Strategic Alliance with IGT entered into in January 1997, the Company issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4.9 million.

        As of June 30, 1997, the Company had cash and cash equivalents of $9.3 million, compared to $2.5 million as of June 30, 1996. The Company does not have any debt. The Company's cash and cash equivalents balances are expected to be sufficient to fund the Company's operations for at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements in this Form 10-K contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Such factors include, but are not limited to, the following:

        Customer Concentration; Strategic Alliance with IGT. The Company's Strategic Alliance with IGT has increased the Company's dependence on IGT as a customer and as a distributor of the Company's products. Failure by IGT to meet the Company's expectation for sales or payment could have a material adverse effect on the Company.

        Proprietary Games. The creation of proprietary games and the deployment of those games into casinos on a revenue-sharing basis is a key part of the Company's business plan and its Strategic Alliance with IGT. The Company may not be able to develop successful proprietary games or convince casinos to implement such games on a revenue-sharing basis.

        Government Regulation; Potential Restrictions on Sales. The Company is subject to gaming regulations in each jurisdiction in which its products are sold or are used by persons licensed to conduct gaming activities. The Company's products generally are regulated as "associated equipment", pursuant to which gaming regulators have discretion to subject the Company, its officers, directors, key employees, other affiliates, and certain shareholders to licensing, approval and suitability requirements. In the event that gaming authorities determine that any person is unsuitable to act in such capacity, the Company would be required to terminate its relationship with such person, and under certain circumstances, the Company has the right to redeem its securities from persons who are found unsuitable. Products offered and expected to be offered by the Company include features that are not available on products currently in use. These new features may, in some cases, result in additional regulatory review and licensing requirements for the products or the Company. Compliance with such regulatory requirements may be time consuming and expensive, and may delay or prevent a sale in one or more jurisdictions. In addition, associated equipment generally must be approved by the regulatory authorities for use by each licensed location within the jurisdiction, regardless of whether the Company is subject to licensing, approval, or suitability requirements. Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings, may prevent the Company from selling or distributing its product in such jurisdiction. Such results may have a material adverse effect on the Company. From time to time, the Company enters into contracts that are contingent upon the Company and/or the customer obtaining the necessary regulatory approvals to sell or use the Company's products or to operate a casino. Failure to timely obtain such approvals may result in the termination of the contract and the return of amounts paid pursuant to such contract.

        Changes in Business and Economic Conditions Generally and in the Gaming Industry. The strength and profitability of the Company's business depends on the overall demand for bonusing products and growth in the gaming industry. Gaming industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. In a period of reduced demand, the Company may not be able to lower its costs rapidly enough to counter a decrease in revenues.

        Product Concentration; Competition; Risks of Technological Change. The Company derives substantially all of its revenues from the sale of bonusing products and the Company's future success will depend in part upon its ability to continue to generate sales of these products. A decline in demand or prices for the Company's bonusing products, whether as a result of new product introduction or price competition from competitors, technological change, or failure of the Company's bonusing products to address customer requirements or otherwise, could have a material adverse effect on the Company's revenues and operating results. The markets in which the Company competes are highly competitive and subject to frequent technological changes and one or more of the Company's competitors may develop alternative technologies for bonusing or game promotions. The Company's future results of operations will depend in part upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. While the Company expends a significant portion of its revenues on research and development and on product enhancement, the Company may not be able to continue to improve and market its existing products or develop and market new products, or technological developments may cause the Company's products to become obsolete or noncompetitive. Many of the Company's competitors have substantially greater financial, marketing and technological resources than the Company and the Company may not be able to compete successfully with them.

        Patents and Trademarks. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. The Company has received a U.S. patent on certain features of its bonusing product line, has applied for additional U.S. patents and may in the future apply for other U.S. patents and corresponding foreign patents. The Company may also file for patents on certain features of products that the Company may develop in the future. Notwithstanding these safeguards, it is possible for competitors of the Company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents, such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents.

        Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have fluctuated in the past, and may fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of new products introduced by the Company, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry, regulatory approval and general economic conditions. Product development and marketing costs are often incurred in periods before any revenues are recognized from the sales of products, and gross margins are lower and operating expenses are higher during periods in which such product development expenses are incurred and marketing efforts are commenced. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the receipt or loss of any one order and by the timing of the delivery, installation and regulatory approval of any one order. The Company may not be able to maintain profitable operations on a consistent basis. The Company believes that period to period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock.

        Management of Growth; Liquidity. The Company has recently experienced significant growth in its business, which has placed, and if sustained will continue to place, a substantial burden on its operational, administrative and financial resources. The Company's ability to compete effectively and to manage future growth would require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employees. Any failure by the Company to implement and improve any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition. In addition, sufficient funds to maintain new product development efforts and expected levels of operations may not be available and additional capital, if and when needed by the Company, may not be available on terms acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     Page
                                                                                     ----
Report of Independent Public Accountants.........................................     21

Consolidated Balance Sheets......................................................     22

Consolidated Statements of Operations............................................     23

Consolidated Statements of Stockholders' Equity..................................     24

Consolidated Statements of Cash Flows............................................     25

Notes to Consolidated Financial Statements.......................................     26


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acres Gaming Incorporated:

        We have audited the accompanying consolidated balance sheets of Acres Gaming Incorporated (a Nevada Corporation) and subsidiary as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acres Gaming Incorporated and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Portland, Oregon,
August 1, 1997

                            ACRES GAMING INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1997 AND 1996

                                     ASSETS
                                                                  1997             1996
                                                                -------          -------
                                                                     (in thousands)

CURRENT ASSETS:
    Cash and cash equivalents                                   $ 9,318          $ 2,500
    Receivables, net of allowance of $322,000 and $0              3,880              910
    Inventories                                                   5,366            2,692
    Prepaid expenses                                                455               94
                                                                -------          -------
        Total current assets                                     19,019            6,196
                                                                -------          -------
PROPERTY AND EQUIPMENT:
    Furniture and fixtures                                          541              515
    Equipment                                                     2,804            1,348
    Leasehold improvements                                          526              506
    Accumulated depreciation                                     (2,075)          (1,329)
                                                                -------          -------
        Property and equipment, net                               1,796            1,040
                                                                -------          -------
OTHER ASSETS, NET                                                   508              395
                                                                -------          -------
                                                                $21,323          $ 7,631
                                                                =======          =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                            $ 1,339          $ 1,456
    Accrued expenses                                                723              440
    Customer deposits                                               483            1,748
                                                                -------          -------
        Total current liabilities                                 2,545            3,644
                                                                -------          -------
REDEEMABLE CONVERTIBLE PREFERRED STOCK                            4,948            -

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 50,000,000 shares
      authorized, 8,763,856 and 7,601,150 shares issued
      and outstanding at June 30, 1997 and 1996                      88               76
    Additional paid-in capital                                   19,321           11,224
    Accumulated deficit                                          (5,579)          (7,313)
                                                                -------          -------
        Total stockholders' equity                               13,830            3,987
                                                                -------          -------
                                                                $21,323          $ 7,631
                                                                =======          =======

The accompanying notes are an integral part of these consolidated balance sheets.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                     1997           1996           1995
                                                   -------        -------         -------
                                                   (in thousands except per share data)

NET REVENUES                                       $20,455        $ 6,942         $ 4,006

COST OF REVENUES                                     9,553          3,587           2,570
                                                    ------        -------         -------
GROSS PROFIT                                        10,902          3,355           1,436
                                                    ------        -------         -------
OPERATING EXPENSES:
    Research and development                         4,531          2,341           1,900
    Selling, general and administrative              4,946          2,679           2,025
                                                    ------        -------         -------
        Total operating expenses                     9,477          5,020           3,925
                                                    ------        -------         -------
INCOME (LOSS) FROM OPERATIONS                        1,425         (1,665)         (2,489)

OTHER INCOME (EXPENSE)                                 373             24             (16)
                                                    ------        -------         -------
NET INCOME (LOSS)                                   $1,798        $(1,641)        $(2,505)
                                                    ======        =======         =======
NET INCOME (LOSS) PER SHARE                           $.20         $(0.22)         $(0.35)
                                                    ======        =======         =======
SHARES USED IN PER SHARE COMPUTATION                 9,071          7,552           7,145
                                                    ======        =======         =======

      The accompanying notes are an integral part of these consolidated statements.

                            ACRES GAMING INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                     ADDITIONAL            DEFERRED
                                 COMMON STOCK        PAID-IN  ACCUMULATED  CHARGE -
                                SHARES    AMOUNT     CAPITAL   DEFICIT     WARRANTS     TOTAL
                                ------    ------     -------   -------     --------     -----
                                                     (in thousands)
Balance as of June 30, 1994      7,068   $     71   $  8,170   $ (3,167)   $   --      $  5,074

  Issuance of common stock         427          4      2,349       --          --         2,353
  Net loss                        --         --         --       (2,505)       --        (2,505)
  Issuance of warrants            --         --           96       --           (96)       --
  Amortization of warrants        --         --         --         --            40          40
                                 -----   --------   --------    -------    --------    --------
Balance as of June 30, 1995      7,495         75     10,615     (5,672)        (56)      4,962

  Issuance of common stock         106          1        609       --          --           610
  Net loss                        --         --         --       (1,641)       --        (1,641)
  Amortization of warrants        --         --         --         --            56          56
                                 -----   --------   --------    -------    --------    --------
Balance as of June 30, 1996      7,601         76     11,224     (7,313)       --         3,987

  Issuance of common stock       1,163         12      8,097       --          --         8,109
  Net income                      --         --         --        1,798        --         1,798
  Preferred stock dividends       --         --         --          (64)       --           (64)
                                 -----   --------   --------    -------    --------    --------
Balance as of June 30, 1997      8,764   $     88   $ 19,321   $ (5,579)   $   --      $ 13,830
                                 =====   ========   ========   ========    ========    ========

      The accompanying notes are an integral part of these consolidated statements.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                          1997          1996           1995
                                                         -------       -------        -------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $ 1,798       $(1,641)       $(2,505)
    Adjustments to reconcile net income (loss) to
      net cash from operating activities:
        Depreciation and amortization                        931           710            489
        Changes in assets and liabilities:
           Receivables                                    (2,970)           57           (697)
           Inventories                                    (2,674)         (297)          (409)
           Prepaid expenses                                 (361)          (21)           (73)
           Accounts payable and accrued expenses             166           987           (229)
           Customer deposits                              (1,265)        1,355            304
                                                         -------        ------         ------
               Net cash from operating activities         (4,375)        1,150         (3,120)
                                                         -------        ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                    (1,502)         (349)          (198)
    Capitalized software costs                                -            (82)          (148)
    Investment in intangible assets                         (298)         (154)          (107)
                                                         -------        ------         ------
               Net cash from investing activities         (1,800)         (585)          (453)
                                                         -------        ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock             8,109           610          2,353
    Net proceeds from issuance of preferred stock          4,948            -              -
    Preferred stock dividends                                (64)           -              -
                                                         -------        ------         ------
               Net cash from financing activities         12,993           610          2,353
                                                         -------        ------         ------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              6,818         1,175         (1,220)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                           2,500         1,325          2,545
                                                         -------        ------         ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 9,318       $ 2,500        $ 1,325
                                                         =======        ======         ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                    -            $12            $22
                                                         =======        ======         ======
NONCASH FINANCING ACTIVITIES:
    Issuance of warrants                                      -             -             $96
                                                         =======        ======         ======

      The accompanying notes are an integral part of these consolidated statements.

                            ACRES GAMING INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY OPERATIONS:

COMPANY OPERATIONS AND BASIS OF CONSOLIDATION

        The consolidated financial statements include the accounts of Acres Gaming Incorporated and its wholly-owned subsidiary, AGI Distribution, Inc. (the "Company"). All intercompany accounts and transactions have been eliminated.

        The Company develops, manufactures and markets electronic tools which game manufacturers and casinos can use to increase the playability and entertainment value of their slot games while supporting more efficient and profitable casino operations. These tools include a combination of custom electronics, software and computers. The Company currently sells its products in the United States and in Australia. Sales in Australia totaled $4.8 million and $1.4 million, for the years ended June 30, 1997 and 1996, respectively. No sales in Australia were recorded in the year ended June 30, 1995.

        At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

REVENUE RECOGNITION

        The Company sells certain of its products under contracts which generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Revenue is recognized as individual units are installed or, in those instances where the contract does not provide for the Company to install the equipment, upon shipment. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized.

MAJOR CUSTOMERS

        One customer accounted for 28 percent of the Company's net revenues in 1997. Another customer accounted for 28 percent and 43 percent of the Company's net revenues in 1997 and 1996, respectively. A third customer provided 12 percent of the Company's net revenues in 1997 and 20 percent in 1996. Sales to one customer amounted to 12 percent of the Company's net revenues in 1996. In 1995, sales to two other customers amounted to 44 percent and 17 percent, respectively, of the Company's net revenues.

INCOME TAXES

        The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates in effect in the years in which the differences are expected to reverse.

PER SHARE COMPUTATION

        Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents include shares issuable upon exercise of outstanding stock options and warrants and shares issuable upon conversion of redeemable convertible preferred stock.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand, amounts held in and due from banks, and highly liquid marketable securities with maturities of three months or less at date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of receivables. At June 30, 1997 and 1996, the fair value of the Company's receivables approximated their carrying value.

INVENTORIES

        Inventories consist of electronic components and other hardware which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                      INVENTORIES AT JUNE 30,
                                                      -----------------------
                                                        1997           1996
                                                      -------         -------
                                                           (in thousands)
         Raw materials                                 $2,787         $1,464
         Work-in-progress                                 621            718
         Finished goods                                 1,958            510
                                                       ------         ------
         Total inventory                               $5,366         $2,692
                                                       ======         ======

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over the assets' estimated useful lives of two to five years. Leasehold improvements are amortized over the lease term. Expenditures for maintenance and repairs are charged to operations when incurred.

CAPITALIZED SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs, net of accumulated amortization, were $27,000 and $141,000 at June 30, 1997 and 1996, respectively, and are included in other assets. Amortization, on a two-year straight-line basis, begins when the products are first shipped. All other research and development costs are expensed as incurred.

INTANGIBLE ASSETS

        Intangible assets consist of costs associated with the establishment of patents, gaming licenses and gaming product approvals in various jurisdictions. Amortization of patents is calculated using the straight-line method over the life of the patent. Gaming licenses and product approvals are amortized over periods of 5 years and 2 years, respectively. Intangible assets, net of accumulated amortization, were $397,000 and $254,000 at June 30, 1997 and 1996, respectively, and are included in other assets.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

        In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") which modifies the computation and disclosures related to earnings per share. Consistent with the provisions of the statement, the Company will adopt SFAS 128 effective with the Company's fiscal quarter ending December 31, 1997. SFAS 128 would have had no effect on earnings per share reported for the years ended June 30, 1996 or 1995. The pro-forma effect of the accounting change on earnings per share reported for the year ended June 30, 1997 is as follows:


                                                            PRO-FORMA EARNINGS
                                                            PER SHARE FOR THE
                                                          YEAR ENDED JUNE 30, 1997
                                                          ------------------------
                                                            BASIC       DILUTED
                                                            -----       -------
        Primary and fully diluted EPS as reported            $.20         $.20
        Effect of SFAS 128                                    .01          .00
                                                            -----        -----
        Pro-forma basic and diluted EPS                      $.21         $.20
                                                            =====        =====

2.    INCOME TAXES:

        At June 30, 1997, the Company had cumulative net operating losses totaling approximately $5 million which are available to offset future taxable income through 2011. A portion of the net operating loss carryforwards was used to offset income for the year ended June 30, 1997. The Company has provided a valuation allowance for the remaining amount of the benefit related to these net operating loss carryforwards as realizability is uncertain.

        Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. Deferred tax liabilities were insignificant as of June 30, 1997 and 1996. The sources of the differences that give rise to the deferred income tax assets as of June 30, 1997 and 1996, along with the income tax effects of each, are as follows:

                                                         DEFERRED INCOME TAX ASSETS
                                                               AT JUNE 30,
                                                         --------------------------
                                                            1997         1996
                                                          -------      -------
                                                              (in thousands)
        Operating loss carryforwards                      $ 1,907      $ 2,693
        Property and equipment                                144           73
        Accruals and reserves                                 261           38
        Intangible assets                                      20           24
                                                         --------      -------
                                                            2,332        2,828
        Less valuation allowance                           (2,332)      (2,828)
                                                         --------      -------
        Net deferred tax assets                          $      0      $     0
                                                         ========      =======

        During 1997, the valuation allowance related to deferred tax assets decreased by $496,000. In 1996, the valuation allowance related to deferred tax assets increased by $738,000.

3.    COMMITMENTS AND CONTINGENCIES:

        The Company leases its office facilities under operating leases that extend through August 2000. Future minimum lease payments under these noncancelable operating leases as of June 30, 1997 are $429,000, $383,000,

$120,000 and $20,000 in 1998, 1999, 2000 and 2001, respectively. Total lease expense was $255,000, $228,000 and $189,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

4.    REDEEMABLE PREFERRED STOCK:

        In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock (the "Series A Stock") and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price. Holders of the Series A Stock have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty trading days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger, or sale of assets. The Series A Stock is subject to redemption, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends. As of June 30, 1997, $64,000 of dividends earned from date of issuance through June 30, 1997 have been declared.

        So long as at least 130,000 of the shares of Series A Stock originally issued by the Company remain outstanding, holders of the Series A Stock are entitled as a class to elect one director and must approve any amendments to the Company's articles of incorporation including, among other things, amendments to facilitate the sale or merger of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Stock will be entitled to receive a liquidation preference of $9.625 per share, plus any declared but unpaid dividends, prior to the distribution of any of the Company's assets to holders of the Common Stock. Any assets remaining after the distribution to holders of the Series A Stock will be distributed to holders of the Common Stock.

5.    STOCKHOLDERS' EQUITY:

        In November 1993, the Company completed its initial public offering and issued 1,667,500 units (the "Units") consisting of 1,667,500 shares of Common Stock and 833,750 Redeemable Warrants. In connection with the offering, the Company granted the underwriter warrants to purchase 145,000 Units at $6.00 per share. The net proceeds of the offering were $7.2 million. The Redeemable Warrants expired on October 27, 1996. Prior to the expiration date, substantially all of the warrants were exercised resulting in net proceeds to the Company of approximately $6.2 million. The underwriter warrants were all exercised in October 1996 resulting in net proceeds to the Company of approximately $1.4 million.

        In June 1995, the Company issued 400,000 shares of Common Stock to a group of private investors for net proceeds of approximately $2.3 million. In connection with this offering, the Company granted warrants to purchase 40,000 shares of Common Stock at $7.20 per share, which approximated market value at that date.

        In 1995, the Company issued warrants to purchase 195,000 shares of Common Stock to two companies and two individuals in exchange for services. Exercise prices of the warrants range from $4.75 to $9.00 per share. The warrants expire between April 1998 and September 2000. Of these, warrants to purchase 50,000 shares were valued at $96,000, recorded as paid-in capital and amortized over the term of the related service agreement. Expense associated with these warrants was $56,000 in 1996 and $40,000 in 1995.

        The Company has a Stock Option Plan (the "Plan") which permits the granting of awards to directors, employees and consultants of the Company in the form of stock options. Stock options granted under the Plan may be incentive stock options or nonqualified options. Options generally vest in five years and expire in ten years. The Company accounts for the Plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with FASB Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and earnings (loss) per share would have approximated the following pro forma amounts:

                                                 FOR THE YEARS ENDED JUNE 30,
                                           ------------------------------------
                                                   1997              1996
                                                  ------           --------
                                           (in thousands except per share data)
         NET INCOME(LOSS):       As reported      $1,798           $(1,641)
                                 Pro forma           535            (1,921)

         EARNINGS (LOSS) PER     As reported        $.20             $(.22)
         SHARE:
                                 Pro forma           .06              (.25)

In accordance with SFAS 123, the stock-based compensation methodology has not been applied to option grants awarded before July 1, 1995. Accordingly, the above pro forma compensation costs may not be representative of the costs expected in future years.

        A total of 1,750,000 shares of the Company's Common Stock has been reserved for issuance pursuant to awards granted under the Plan. The Company has granted 1,330,575 options, net of cancellations, through June 30, 1997. Activity under the Plan is summarized below:

                                                 FOR THE YEARS ENDED JUNE 30,
                                      --------------------------------------------------
                                                1997                      1996
                                      ------------------------    ----------------------
                                                     WEIGHTED                  WEIGHTED
                                                     AVERAGE                    AVERAGE
                                                     EXERCISE                  EXERCISE
                                        SHARES        PRICE        SHARES        PRICE
                                      ---------      ---------    ---------   ----------
         Outstanding at beginning       756,375       $  4.23      391,625        $4.83
         of year
         Granted at exercise prices
           equal to market prices       352,450          9.53      532,400         4.48
         Granted at exercise prices
           exceeding market prices      230,500         10.47       30,000         6.50
         Exercised                      (77,625)         4.67      (91,500)        5.75
         Canceled                      (128,750)        11.92     (106,150)        7.00
                                      ---------                    --------
         Outstanding at end of year   1,132,950          6.25      756,375         4.23
                                      =========                    ========
         Exercisable at end of year     468,007          4.71      278,000         3.95
                                      =========                    ========
         Weighted average fair
           value of options granted       $5.35                      $3.39
                                      =========                    ========



        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants awarded after June 30, 1995: risk-free interest rate of 6.2 percent; expected lives of 5 years; and expected volatility of 97 percent. No expected dividends were assumed in the calculations.

        The following table summarizes the options to purchase Common Stock outstanding at June 30, 1997:

                                 WEIGHTED   WEIGHTED                    WEIGHTED
                   OPTIONS FOR   AVERAGE     AVERAGE    OPTIONS FOR   AVERAGE EXERCISE
   EXERCISE           SHARES    EXERCISE   CONTRACTUAL     SHARES     PRICE OF SHARES
    PRICES         OUTSTANDING    PRICE       LIFE       EXERCISABLE   EXERCISABLE
--------------     -----------  ---------  -----------  ------------  ----------------

$3.00 - $ 5.00        542,950   $  3.68     8.0 years      296,532       $3.60
$5.06 - $ 9.00        361,200      7.10     9.3 years      145,275        6.10
$9.12 - $16.88        228,800     11.01     9.4 years       26,200        9.55
--------------      ---------                              -------
$3.00 - $16.88      1,132,950      6.25     8.7 years      468,007        4.71
==============      =========                              =======


6.    EMPLOYEE BENEFIT PLAN:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No changes in, or disagreements with, accountants which required reporting on Form 8-K have occurred within the three-year period ended June 30, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors of the Company is incorporated herein by reference to the Company's Proxy Statement which will be filed pursuant to Regulation 14A within 120 days of June 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

        Information with respect to Executive Compensation is incorporated herein by reference to the Company's Proxy Statement which will be filed pursuant to Regulation 14A within 120 days of June 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's Proxy Statement which will be filed pursuant to Regulation 14A within 120 days of June 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's Proxy Statement which will be filed pursuant to Regulation 14A within 120 days of June 30, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (a)    (1)    FINANCIAL STATEMENTS
                      See Item 8.

               (2)    FINANCIAL STATEMENT SCHEDULES

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Acres Gaming Incorporated:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Acres Gaming Incorporated's 1997 Annual Report on Form 10-K, and have issued our report thereon dated August 1, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP
Portland, Oregon
August 1, 1997


                                ACRES GAMING INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                 AMOUNTS
                                         BALANCES AT ADDITIONS   CHARGED
                                         BEGINNING    CHARGED   OFF, NET OF BALANCES AT
                                          OF YEAR    TO INCOME  COLLECTIONS END OF YEAR
                                         ---------   ---------  ----------- ------------
                                                       (in thousands)
       ALLOWANCE FOR UNCOLLECTIBLE
       ACCOUNTS
            1997                             $0         $317         $5       $322
            1996                             48           20        (68)         0
            1995                              0           64        (16)        48

       ALLOWANCE FOR OBSOLETE
       INVENTORY
            1997                            $16         $239       $(25)      $230
            1996                             16            0          0         16
            1995                             73            0        (57)        16


               (3)    EXHIBITS
                      See Exhibit Index.

        (b)    REPORTS ON FORM 8-K.
               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACRES GAMING INCORPORATED


Date:  September 19, 1997                By:  /s/ John F. Acres
                                            -------------------
                                                 John F. Acres
                                                 Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:  September 19, 1997                /s/ John F. Acres
                                       -------------------
                                               John F. Acres
                                               Chief Executive Officer
                                               and Chairman of the Board
                                               (Principal Executive Officer)


Date:  September 19, 1997                /s/ Robert W. Brown
                                       ---------------------
                                             Robert W. Brown
                                             Executive Vice President, Chief
                                             Financial Officer, Secretary and
                                             Treasurer (Principal  Financial and
                                             Accounting Officer)


Date:  September 19, 1997                /s/ Jo Ann Acres
                                       ------------------
                                               Jo Ann Acres
                                               Director


Date:  September 19, 1997                /s/ Richard A. Carone
                                       -----------------------
                                               Richard A. Carone
                                               Director


Date:  September 19, 1997                /s/ Albert J. Crosson
                                       -----------------------
                                               Albert J. Crosson
                                               Director


Date:  September 19, 1997                /s/ Floyd W. Glisson
                                       ----------------------
                                               Floyd W. Glisson
                                               Director


Date:  September 19, 1997                /s/ Joseph A. Huseonica
                                       -------------------------
                                               Joseph A. Huseonica
                                               President and Director


                                INDEX TO EXHIBITS

    EXHIBIT
       NO.     DESCRIPTION
    --------   -----------
         3.1   Articles of Incorporation of Acres Gaming Incorporated, as
               amended(4)

         3.2   Bylaws of Acres Gaming Incorporated, as amended(3)

       +10.1   Acres Gaming Incorporated 1993 Stock Option and Incentive
               Plan, as amended(4)

        10.2   Lease dated January 4, 1994, between the Company and Avery
               Investments(1)

        10.3   Lease dated June 27, 1995, between the Company and McCarran
               Center, LLC(2)

       +10.4   Employment Agreement dated January 2, 1996 between the
               Company and Joseph A. Huseonica(3)

       +10.5 Employment Agreement dated July 1, 1996 between the Company and John F. Acres(4)

        10.6   Stock Purchase Agreement between the Company and IGT dated
               January 28, 1997(4)

        10.7   Registration Rights Agreement between the Company and IGT dated
               January 28, 1997(4)

        10.8 Master Agreement for Product Development, Purchase and Sale between the Company and International Game Technology, Inc.
               dated January 27, 1997(4)

        10.9   Sublease between the Company and Hewlett Packard

      + 10.10 Employment Agreement Amendment dated January 15, 1997 between the Company and Joseph A. Huseonica

        11.1   Statement of Computation of Earnings per Share

        21.1   Subsidiaries of the Registrant

        23.1   Consent of Arthur Andersen LLP, Independent Public
               Accountants

        27.1   Financial Data Schedule

-----------------------------

+       Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, previously filed with the Commission.

(3) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(4) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.