Form 10-Q
period 1997-09-30
ACRES GAMING INC
filed 1997-11-12
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

  (Mark One)

      [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1997 was 8,804,481.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                       Page
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets at September 30, 1997 and
          June 30, 1997                                                  1

        Statements of Income for the Three Months Ended
          September 30, 1997 and 1996                                    2

        Statements of Cash Flows for the Three Months Ended
           September 30, 1997 and 1996                                   3

        Notes to Financial Statements                                    4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       6


PART II -- OTHER INFORMATION                                             8

SIGNATURES                                                               9

INDEX TO EXHIBITS                                                       10

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                                                   SEPTEMBER 30,
                                                                        1997
                                                                    (UNAUDITED)           JUNE 30, 1997
                                                                   -------------          -------------
                                                                              (in thousands)
 CURRENT ASSETS:
   Cash and cash equivalents                                          $ 8,954                 $ 9,318
   Receivables                                                          4,618                   3,880
   Inventories                                                          4,639                   5,366
   Prepaid expenses                                                       364                     455
                                                                      -------                 -------
     Total current assets                                              18,575                  19,019
                                                                      -------                 -------

 PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                 530                     541
   Equipment                                                            3,637                   2,804
   Leasehold improvements                                                 559                     526
   Accumulated depreciation                                            (2,306)                 (2,075)
                                                                      -------                 -------
     Total property and equipment                                       2,420                   1,796

 OTHER ASSETS                                                             487                     508
                                                                      -------                 -------
                                                                      $21,482                 $21,323
                                                                      =======                 =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                   $ 1,312                 $ 1,339
   Accrued expenses                                                       564                     723
   Customer deposits                                                      430                     483
                                                                      -------                 -------
     Total current liabilities                                          2,306                   2,545
                                                                      -------                 -------

 REDEEMABLE CONVERTIBLE PREFERRED STOCK                                 4,948                   4,948

 STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 50 million shares
     authorized, 8.8 million shares issued and outstanding
     at September 30, 1997 and June 30, 1997                               88                      88
   Additional paid-in capital                                         19,464                  19,321
   Accumulated deficit                                                 (5,324)                 (5,579)
                                                                      -------                 -------
     Total stockholders' equity                                        14,228                  13,830
                                                                      -------                 -------
                                                                      $21,482                 $21,323
                                                                      =======                 =======

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       ------------------------------------
                                                                           1997                  1996
                                                                       --------------        --------------
                                                                       (in thousands except per share data)
NET REVENUES                                                               $5,889              $6,568

COST OF REVENUES                                                            3,225               3,108

                                                                           ------              ------
GROSS PROFIT                                                                2,664               3,460
                                                                           ------              ------

OPERATING EXPENSES:
  Research and development                                                  1,023                 868
  Selling, general and administrative                                       1,507               1,138

                                                                           ------              ------

    Total operating expenses                                                2,530               2,006

                                                                           ------              ------

INCOME  FROM OPERATIONS                                                       134               1,454

OTHER INCOME                                                                  121                  35

                                                                           ------              ------
NET INCOME                                                                 $  255              $1,489
                                                                           ======              ======

NET INCOME  PER SHARE                                                      $ 0.03               $0.18
                                                                           ======              ======

SHARES USED IN PER SHARE COMPUTATION                                        9,650               8,409
                                                                           ======              ======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                            1997                1996
                                                                           ------              ------
                                                                                 (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                                           $  255              $1,489
     Adjustments to reconcile net income to net cash from
     operations:
        Depreciation and amortization                                         276                 233
        Changes in assets and liabilities:
           Receivables                                                       (738)             (1,820)
           Inventories                                                        727                (325)
           Prepaid expenses                                                    91                   5
           Accounts payable and accrued expenses                             (186)                728
           Customer deposits                                                  (53)                228

                                                                           ------              ------
               Net cash from operating activities                             372                 538
                                                                           ------              ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (880)               (218)
     Other, net                                                                 1                 (70)

                                                                           ------              ------
               Net cash from investing activities                            (879)               (288)
                                                                           ------              ------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                              143                 839

                                                                           ------              ------
               Net cash from financing activities                             143                 839
                                                                           ------              ------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (364)              1,089

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          9,318               2,500

                                                                           ------              ------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $8,954              $3,589
                                                                           ======              ======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  Unaudited Financial Statements

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997 filed with the Securities and Exchange Commission.

    In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the operating results for the full year or future periods.

2. Inventories consist of electronic components and other hardware which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                        SEPTEMBER 30,       JUNE 30,
                                            1997              1997
                                        -------------       --------
                                              (in thousands)
          Raw Materials                  $2,145             $2,787
          Work-in-progress                  748                621
          Finished Goods                  1,746              1,958
                                         ------             ------
                                         $4,639             $5,366
                                         ======             ======

3.  Income Taxes

    At September 30, 1997, the Company had cumulative net operating losses of approximately $5.2 million which are available to offset future taxable income through 2011. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of September 30, 1997.

4.  Per Share Computation

    Net income per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents include shares issuable upon exercise of outstanding stock options and warrants and shares issuable upon conversion of redeemable convertible preferred stock.

5.  Redeemable Convertible Preferred Stock

    In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock (the "Series A Stock") and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the per share purchase price. Holders of the Series A Stock have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty trading days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger, or sale of assets. The Series A Stock is subject to redemption, at the option of the Company and the holders, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends.

    So long as at least 130,000 of the shares of Series A Stock originally issued by the Company remain outstanding, holders of the Series A Stock are entitled as a class to elect one director and must approve certain amendments to the Company's articles of incorporation, including, among other things, amendments to facilitate the sale or merger of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Stock will be entitled to receive a liquidation preference of $9.625 per share plus any declared but unpaid dividends prior to the distribution of any of the Company's assets to holders of the Common Stock. Any assets remaining after the distribution to holders of the Series A Stock will be distributed to holders of the Common Stock.

6.  Stockholders' Equity

    In November 1993, the Company completed its initial public offering and issued 1,667,500 units (the "Units"), consisting of 1,667,500 shares of Common Stock and 833,750 Redeemable Warrants. In connection with the offering, the Company granted the underwriter warrants to purchase 145,000 Units at $6.00 per share. The net proceeds of the offering were $7.2 million. The Redeemable Warrants expired on October 27, 1996. Prior to the expiration date, substantially all of the Redeemable Warrants and underwriter warrants were exercised resulting in net proceeds to the Company of approximately $7.6 million.

    In June 1995, the Company issued 400,000 shares of Common Stock to a group of private investors for net proceeds of approximately $2.3 million. In connection with this offering, the Company granted a five year warrant to purchase 40,000 shares of the Common Stock at $7.20 per share, which approximated market value at that date.

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

7.  Recently Issued Accounting Standards

    In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS 128") which modifies the computation and disclosures related to earnings per share. Consistent with the provisions of the statement, the Company will adopt SFAS 128 effective with the Company's fiscal quarter ending December 31, 1997. SFAS 128 would have had no effect on earnings per share reported for the three-month period ended September 30, 1997. The pro-forma effect of the accounting change on earnings per share reported for the three-month period ended September 30, 1996 is as follows:

                                                          PRO-FORMA EARNINGS PER SHARE FOR THE
                                                         THREE-MONTHS ENDED SEPTEMBER 30, 1996
                                                         -------------------------------------
                                                               BASIC               DILUTED
                                                         -------------------------------------
          Primary and Fully Diluted EPS as reported            $.18                 $.18
          Effect of SFAS 128                                    .02                  .00

          Pro-forma Basic and Diluted EPS               ------------------  --------------------
                                                               $.20                 $.18
                                                        ==================  ====================

                            ACRES GAMING INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's products are based on its proprietary Acres Bonusing Technology(TM) and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended September 30, 1997 were $5.9 million as compared to net revenues of $6.6 million during the three months ended September 30, 1996. In January 1997, the Company formed a strategic alliance with International Game Technology ("IGT") to market its Acres Bonusing System(TM) ("ABS"). ABS is the casino-wide application of Acres Bonusing Technology and is integrated with the new IGT Gaming System ("IGS"). Upon entering the IGT alliance, the Company discontinued offering its own slot accounting/player tracking system, sales of which had made significant contributions to revenue during the quarter ended September 30, 1996. The prior-year quarter also included significant sales to Crown Ltd.'s casino in Melbourne, Australia and to a gaming machine developer which utilizes Acres Bonusing Technology to enhance the excitement of its games. Sales to the gaming machine developer continue, but at lower volume.

        Gross profit as a percentage of net revenue was 45% in the three-month period ended September 30, 1997, compared to 53% for the same period in the prior year. Gross profit is generally higher on products which feature Acres Bonusing Technology, including the Company's own slot accounting/player tracking system, the system used for the Crown casino and the products sold to the gaming machine developer. Sales of such products decreased $4.5 million from the first quarter of 1996 to the first quarter of 1997, and were substantially replaced with lower margin hardware component sales to IGT. When deliveries of the combined IGS and ABS begin, the Company expects its gross profit margin to increase as it will also recognize revenues from its bonusing software.

        The Company has increased its operating expenses over the past year, primarily by adding personnel to expand future product offerings based on its Acres Bonusing Technology. As a result, operating expenses increased to $2.5 million in the three-month period ended September 30, 1997 from $2.0 million in the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have historically used cash. However, during the three months ended September 30, 1997, $372,000 of net cash was generated by operating activities. During the same period, the Company spent $880,000 on capital equipment.

        The Company's principal sources of liquidity have been net proceeds from sales of equity securities; $7.2 million from its initial public offering in November 1993, $7.6 million from the exercise of warrants in October 1996 and $4.9 million from the issuance of 519,481 shares of Series A Convertible Preferred Stock in January 1997.

        As of September 30, 1997, the Company had cash and cash equivalents of $9.0 million, compared to $9.3 million as of June 30, 1997. The Company does not have any debt. The Company's cash and cash equivalents balances are expected to be sufficient to fund the Company's operations for at least the next 12 months.

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Such risks and uncertainties include, but are not limited to: developments in the Company's strategic alliance with IGT; the timing of receipt, installation and regulatory approval of orders; competition; government regulation; market acceptance; product development; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1997.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In August 1997, the Company received Patent No. 5,655,961 for a "method of operating networked gaming devices." In September 1997, the Company notified Mikohn Gaming Corporation ("Mikohn") and certain of its customers that the Mikohn product "MoneyTime(TM)" appeared to infringe Acres' patent. In October 1997, Mikohn filed an action in the United States District Court for the District of Nevada (Case No. CV-S-97-01383-HDM (LRL))seeking a declaratory judgment that the Mikohn products do not infringe Acres' patent, that the Acres patent is invalid, and that the Mikohn products do not infringe any pending patent applications by Acres. The complaint also seeks to enjoin Acres from disparaging Mikohn's products, and seeks the payment of unspecified compensatory and punitive damages, attorneys' fees and costs, together with interest. On October 31, 1997, Mikohn filed a motion for a preliminary injunction seeking to prevent Acres from disparaging its MoneyTime product and from "interfering with its customers and prospective economic relationships." The Company expects to file its response to the motion in mid-November. The Company expects the court to rule on the motion in December or January. The Company believes it has acted appropriately, has confidence in the validity of its patent and intends to vigorously defend its position.


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

                           ACRES GAMING INCORPORATED
                                  (Registrant)

Date: November 7, 1997        By     /s/ Robert W. Brown
                                ------------------------------------------------
                              Robert W. Brown
                              Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer
                              (principal financial and chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.      DESCRIPTION
-------    -----------
   3.1     Articles of Incorporation of Acres Gaming Incorporated, as amended(1)
   3.2     Bylaws of Acres Gaming Incorporated, as amended(2)
  11.1     Statement of Computation of Earnings per Share
  27.1     Financial Data Schedule

---------------
 (1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

 (2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.