Form 10-Q
period 1997-12-31
ACRES GAMING INC
filed 1998-02-13
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1997

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

        The number of shares of Common Stock, $.01 par value, outstanding on January 31, 1998 was 8,819,081.

                            ACRES GAMING INCORPORATED

                                Table of Contents

                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets at December 31, 1997 and
          June 30, 1997                                                        1

        Statements of Operations for the Three and Six Months Ended
          December 31, 1997 and 1996                                           2

        Statements of Cash Flows for the Six Months Ended
           December 31, 1997 and 1996                                          3

        Notes to Financial Statements                                          4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             6

PART II -- OTHER INFORMATION                                                   8

SIGNATURES                                                                    10

INDEX TO EXHIBITS                                                             11

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                       DECEMBER 31, 1997
                                          (UNAUDITED)                 JUNE 30, 1997
                                       -----------------              -------------
                                                       (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                $  9,846                    $  9,318
  Receivables                                 2,780                       3,880
  Inventories                                 3,961                       5,366
  Prepaid expenses                              278                         455
                                           --------                    --------
    Total current assets                     16,865                      19,019
                                           --------                    --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                        539                         541
  Equipment                                   4,190                       2,804
  Leasehold improvements                        559                         526
  Accumulated depreciation                   (2,595)                     (2,075)
                                           --------                    --------
    Total property and equipment              2,693                       1,796

OTHER ASSETS                                    465                         508
                                           --------                    --------
                                           $ 20,023                    $ 21,323
                                           ========                    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                        $  1,673                    $  1,339
   Accrued expenses                             524                         723
   Customer deposits                            457                         483
                                           --------                    ---------
     Total current liabilities                2,654                       2,545
                                           --------                    --------

 REDEEMABLE CONVERTIBLE PREFERRED STOCK       4,948                       4,948

 STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value,
   50 million shares authorized,
   8.8 million shares issued and
   outstanding at December 31, 1997 and
   June 30, 1997                                 88                          88

   Additional paid-in capital                19,505                      19,321
   Accumulated deficit                       (7,172)                     (5,579)
                                           --------                    --------
     Total stockholders' equity              12,421                      13,830
                                           --------                    --------
                                           $ 20,023                    $ 21,323
                                           ========                    ========

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                          ------------------    -------------------
                                           1997        1996      1997        1996
                                          -------     ------    -------     -------
                                             (in thousands except per share data)
NET REVENUES                              $ 3,876     $5,675      9,765     $12,243

COST OF REVENUES                            2,452      2,306      5,677       5,414
                                          -------     ------    -------     -------
GROSS PROFIT                                1,424      3,369      4,088       6,829
                                          -------     ------    -------     -------

OPERATING EXPENSES:
  Research and development                  1,148      1,117      2,171       1,985
  Selling, general and administrative       1,474        970      2,981       2,108
  Non-recurring charge                        745         --        745          --
                                          -------     ------    -------     -------
    Total operating expenses                3,367      2,087      5,897       4,093
                                          -------     ------    -------     -------

INCOME  (LOSS) FROM OPERATIONS             (1,943)     1,282     (1,809)      2,736

OTHER INCOME                                  132         84        253         119
                                          -------     ------    -------     -------
NET INCOME (LOSS)                         $(1,811)    $1,366    $(1,556)    $ 2,855
                                          =======     ======    =======     =======

NET INCOME  (LOSS) PER SHARE -- BASIC     $  (.21)    $ 0.16    $ (0.18)    $  0.35
                                          =======     ======    =======     =======

NET INCOME  (LOSS) PER SHARE -- DILUTED   $  (.21)    $ 0.15    $ (0.18)    $  0.32
                                          =======     ======    =======     =======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                               1997        1996
                                                             --------    --------
                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                        $(1,556)    $ 2,855
   Adjustments to reconcile net income (loss) to net cash
   from operations:
      Depreciation and amortization                              591         415
      Non-recurring charge                                       745          --
      Changes in assets and liabilities:
         Receivables                                           1,100      (3,510)
         Inventories                                             744      (1,617)
         Prepaid expenses                                        177        (132)
         Accounts payable and accrued expenses                    51        (359)
         Customer deposits                                       (26)     (1,206)
                                                             -------     -------
             Net cash from operating activities                1,826      (3,554)
                                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (1,442)       (650)
   Other, net                                                     (3)       (112)
                                                             -------     -------
             Net cash from investing activities               (1,445)       (762)
                                                             -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                   184       8,066
   Preferred stock dividends                                     (37)         --
                                                             -------     -------
             Net cash from financing activities                  147       8,066
                                                             -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        528       3,750

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,318       2,500
                                                             -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 9,846     $ 6,250
                                                             =======     =======


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

    In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the operating results for the full year or future periods.

2. Inventories consist of electronic components and other hardware which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                   DECEMBER 31,         JUNE 30,
                                                      1997                1997
                                                   ------------         --------
                                                           (in thousands)
          Raw Materials                               $1,693             $2,787
          Work-in-progress                               436                621
          Finished Goods                               1,832              1,958
                                                      ------             ------
                                                      $3,961             $5,366
                                                      ======             ======

3.  Income Taxes

    At December 31, 1997, the Company had cumulative net operating losses of approximately $7.0 million which are available to offset future taxable income through 2011. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of December 31, 1997.

4.  Redeemable Convertible Preferred Stock

    In January 1997, the Company created a series of preferred stock, which it designated Series A Convertible Preferred Stock (the "Series A Stock"), and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the per share purchase price. Holders of the Series A Stock have the option to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The Series A Stock is subject to redemption, at the option of the Company and the holders, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends.

 5. Per Share Computation

    The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in the quarter ended December 31, 1997. SFAS 128 replaced the former reporting of primary and fully diluted earnings per share with its required reporting of basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options and redeemable convertible preferred stock is excluded from basic earnings per share but included in the computation of diluted earnings per share. For purposes of these earnings per share computations, earnings have not been reduced by preferred stock dividends in accordance with the "if-converted method" of accounting for convertible securities. All earnings per share amounts in the following table are presented and, where necessary, restated to conform to the SFAS 128 requirements.

                                                          FOR THE THREE
                                                           MONTHS ENDED        FOR THE SIX MONTHS
                                                           DECEMBER 31,         ENDED DECEMBER 31,
                                                      ------------------       -------------------
                                                        1997       1996          1997       1996
                                                      --------   -------       --------   --------
                                                           (in thousands except per share data)
Earnings (loss)                                       $(1,811)    $1,366       $(1,556)   $2,855
                                                      =======     ======       =======    ======
Weighted average number of shares of common stock
and common stock equivalents outstanding:

  Weighted average number of common shares
  outstanding for computing basic earnings per
  share                                                 8,804      8,482         8,790     8,054

  Dilutive effect of warrants and employee stock
  options after application of the treasury
  stock method                                            *          735           *         812

  Dilutive effect of redeemable convertible
  preferred stock after application of the
  if-converted method                                     *           --           *          --
                                                      -------     ------       -------    ------
  Weighted average number of common shares
  outstanding for computing diluted earnings per
  share                                                 8,804      9,217         8,790     8,866
                                                      =======     ======       =======    ======
Earnings (loss) per share -- basic                   $   (.21)   $   .16       $  (.18)   $  .35
                                                      -------     ------       -------    ------
Earnings (loss) per share -- diluted                 $   (.21)   $   .15       $  (.18)   $  .32
                                                     ========    =======       =======    ======

* The following weighted average common stock equivalents are excluded from the earnings per share calculation as their effect would have been anti-dilutive:

                                                          FOR THE THREE
                                                           MONTHS ENDED        FOR THE SIX MONTHS
                                                           DECEMBER 31,         ENDED DECEMBER 31,
                                                      ------------------       -------------------
                                                        1997       1996          1997       1996
                                                      --------   -------       --------   --------
                                                           (in thousands except per share data)
Warrants and employee stock options                       223         --           316        --
Redeemable convertible preferred stock                    855         --           855        --

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

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended December 31, 1997 were $3.9 million as compared to net revenues of $5.7 million during the three months ended December 31, 1996. For the six-month period ended December 31, 1997, net revenues were $9.8 million as compared to $12.2 million for the first half of the prior fiscal year. The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. Revenues for the first two quarters of fiscal 1997 included significant sales of products for Crown Ltd.'s casino in Melbourne, Australia, sales of the Company's now discontinued slot accounting/player tracking system, and sales of components to a gaming machine developer for which sales continue but at a lower volume. Combined, such sales decreased from the prior year by $3.4 million during the quarter ended December 31, 1997, and by $7.9 million during the six months ended December 31, 1997. These declines were partially offset by sales under the strategic alliance with International Game Technology ("IGT") under which the Company's Acres Bonusing System(TM) ("ABS") is marketed and integrated with the new IGT Gaming System ("IGS"). Such sales increased over the prior year by $1.8 million and $5.7 million during the quarter and six-month period ended December 31, 1997, respectively.

        Gross profit as a percentage of net revenue was 37% in the three-month period ended December 31, 1997, compared to 59% for the same period in the prior year. For the six-month period ended December 31, 1997, gross margin decreased to 42% from 56% for the same period in 1996. Gross profit is generally higher on products which feature Acres Bonusing Technology, including the Company's own slot accounting/player tracking system, the system used for the Crown casino and the products sold to the gaming machine developer. These sales were substantially replaced with sales of lower margin hardware components to IGT. When deliveries of the combined IGS and ABS begin, the Company expects its gross profit margin to increase as it will also recognize revenues from its bonusing software.

        The Company has increased its operating expenses over the past year primarily due to the hiring of additional personnel to expand future product offerings based on its Acres Bonusing Technology. The Company may not realize significant revenue benefits from these new product offerings in the current fiscal year. Operating expenses, exclusive of the non-recurring charge, increased to $2.6 million in the quarter ended December 31, 1997 from $2.1 million in the same quarter in 1996 and increased to $5.2 million for the six-month period ended December 31, 1997 from $4.1 million in the same period in 1996.

        The Company recorded a non-recurring charge of $745,000 primarily to reduce excess inventory of its own slot accounting/player tracking system during the quarter ended December 31, 1997. The Company originally expected to be able to liquidate the majority of the excess inventory to existing slot accounting/player tracking customers and smaller casinos. These sales have not been realized and the significant improvements now available in the combined IGS/ABS system make future sales unlikely.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have historically used cash. However, during the six months ended December 31, 1997, $1.8 million of net cash was generated by operating activities primarily from the collection of accounts receivable and reductions in inventory. During the same period, the Company spent $1.4 million on capital equipment.

        The Company's principal sources of liquidity have been net proceeds from sales of equity securities; $7.2 million from its initial public offering in November 1993, $7.6 million from the exercise of warrants in October 1996 and $4.9 million from the issuance of 519,481 shares of Series A Convertible Preferred Stock in January 1997.

        As of December 31, 1997, the Company had cash and cash equivalents of $9.8 million, compared to $9.3 million as of June 30, 1997. The Company does not have any debt. The Company's cash and cash equivalents balances are expected to be sufficient to fund the Company's operations for at least the next 12 months.

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Such risks and uncertainties include, but are not limited to: developments in the Company's strategic alliance with IGT; the timing of receipt, installation and regulatory approval of orders; competition; government regulation; market acceptance; product development; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; the results of pending litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1997.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In August 1997, the Company received Patent No. 5,655,961 for a "method of operating networked gaming devices." In September 1997, the Company notified Mikohn Gaming Corporation ("Mikohn") and certain of its customers that the Mikohn product "MoneyTime(TM)" appeared to infringe at least some of the claims of the Company's patent, although such infringement could not be conclusively determined without a better understanding of the structure and operation of the Money Time product. In October 1997, Mikohn filed an action in the United States District Court for the District of Nevada (Case No. CV-S-97-01383-HDM
(LRL))seeking a declaratory judgment that the Mikohn products do not infringe the Company's patent, that the Company's patent is invalid, and that the Mikohn products do not infringe any pending patent applications by the Company. The complaint also seeks to enjoin the Company from disparaging Mikohn's products, and seeks the payment of unspecified compensatory and punitive damages, attorneys' fees and costs, together with interest. In December 1997, the court issued orders preliminarily enjoining the Company from making any direct or indirect, oral or written statements to Mikohn's customers regarding Mikohn's product infringing the Company's patents. In January 1998, the Company appealed the preliminary injunction. The Company believes it has acted appropriately, has confidence in the validity of its patent and intends to vigorously defend its position.

        In December 1997, the Company received notice that a complaint had been filed in the United States District Court for the District of Nevada (Townsend v. Acres Gaming et al) by a single shareholder who is seeking to serve as a class representative. The complaint alleges the Company made false and misleading statements and/or omissions concerning the finances and business prospects of the Company to artificially maintain the Company's stock price in violation of the federal securities laws. The complaint names the Company and certain of its officers as defendants and seeks compensatory damages, interest and fees. The action has not been certified as a class action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on November 12, 1997. The following actions were taken at the Annual Meeting:

Election of Directors. John F. Acres, Jo Ann Acres, Richard A. Carone, Floyd W. Glisson and Joseph A. Huseonica were elected to serve as directors for a term of one year. The holders of 7,701,114 shares voted FOR the election as a group, holders of 23,849 shares voted AGAINST and no shareholders ABSTAINED.

Approval of Amendments to the 1993 Stock Option and Incentive Plan (the "Plan"). Amendments to the Plan were approved which: 1) add certain provisions with respect to the administration of the Plan by "nonemployee directors" as required by Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and "outside directors" as contemplated by Section 162(m) of the Internal Revenue Code of 1986, as amended; and 2) expand the Plan to cover directors of the Company. The holders of 6,906,613 shares voted FOR the amendments, the holders of 295,877 shares voted AGAINST and the holders of 46,567 shares ABSTAINED. The holders of 475,906 shares did not vote in accordance with broker non-vote policies.

Ratification of Appointment of Arthur Andersen LLP as Independent Public Accountants. The Board of Directors' appointment of Arthur Andersen as independent public accountants was ratified. The holders of 7,126,356 shares voted FOR the ratification, holders of 583,357 shares voted AGAINST and holders of 15,250 shares ABSTAINED.

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

                                        ACRES GAMING INCORPORATED
                                               (Registrant)

Date: February 11, 1998                 By  /s/ Robert W. Brown
                                            ------------------------------------
                                            Robert W. Brown
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (principal financial and
                                            chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

  3.1        Articles of Incorporation of Acres Gaming Incorporated, as
               amended(1)
  3.2        Bylaws of Acres Gaming Incorporated, as amended(2)
 10.1        Acres Gaming Incorporated 1993 Stock Option and Incentive Plan,
               as amended(3)*
 27.1        Financial Data Schedule

----------
* Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(3) Incorporated by reference to Appendix 1 to the Company's Definitive Proxy Statement on Schedule 14A for the 1997 Annual Meeting of Stockholders, filed with the Commission on October 1, 1997.