Form 10-Q
period 1998-03-31
ACRES GAMING INC
filed 1998-05-13
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------
                                   FORM 10-Q

(Mark One)

         [X]         QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on April 30, 1998 was 8,819,981.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                         Page
                                                                         ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
        Balance Sheets at March 31, 1998 and June 30, 1997                 1

        Statements of Operations for the Three and Nine Months Ended
          March 31, 1998 and 1997                                          2

        Statements of Cash Flows for the Nine Months Ended
           March 31, 1998 and 1997                                         3

        Notes to Financial Statements                                      4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6


PART II -- OTHER INFORMATION                                               8

SIGNATURES                                                                 9

INDEX TO EXHIBITS                                                         10

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS


                                                                            MARCH 31, 1998
                                                                              (UNAUDITED)   JUNE 30, 1997
                                                                               --------       --------
                                                                                    (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  9,682       $  9,318
  Receivables                                                                     1,276          3,880
  Inventories                                                                     3,498          5,366
  Prepaid expenses                                                                  186            455
                                                                               --------       --------
    Total current assets                                                         14,642         19,019
                                                                               --------       --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                                            549            541
  Equipment                                                                       4,344          2,804
  Leasehold improvements                                                            583            526
  Accumulated depreciation                                                       (3,086)        (2,075)
                                                                               --------       --------
    Total property and equipment                                                  2,390          1,796

OTHER ASSETS                                                                        444            508
                                                                               --------       --------
                                                                               $ 17,476       $ 21,323
                                                                               ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  1,156       $  1,339
  Accrued expenses                                                                  428            723
  Customer deposits                                                                 427            483
                                                                               --------       --------
    Total current liabilities                                                     2,011          2,545
                                                                               --------       --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                            4,948          4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares
    authorized, 8.8 million shares issued and
    outstanding at March 31, 1998 and June 30, 1997                                  88             88
  Additional paid-in capital                                                     19,554         19,321
  Accumulated deficit                                                            (9,125)        (5,579)
                                                                               --------       --------
    Total stockholders' equity                                                   10,517         13,830
                                                                               ========       ========
                                                                               $ 17,476       $ 21,323
                                                                               ========       ========


      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    MARCH 31,                    MARCH 31,
                                            -----------------------       -----------------------
                                              1998           1997           1998          1997
                                            --------       --------       --------       --------
                                                   (in thousands except per share data)
NET REVENUES                                $  2,764       $  2,710       $ 12,529       $ 14,953

COST OF REVENUES                               2,287          1,461          7,964          6,875
                                            --------       --------       --------       --------
GROSS PROFIT                                     477          1,249          4,565          8,078
                                            --------       --------       --------       --------

OPERATING EXPENSES:
  Research and development                     1,120          1,381          3,291          3,366
  Selling, general and administrative          1,442          1,336          4,423          3,444
  Non-recurring charge                            --             --            745             --
                                            --------       --------       --------       --------

    Total operating expenses                   2,562          2,717          8,459          6,810
                                            --------       --------       --------       --------

INCOME  (LOSS) FROM OPERATIONS                (2,085)        (1,468)        (3,894)         1,268

OTHER INCOME                                     170            119            423            238
                                            --------       --------       --------       --------
NET INCOME (LOSS)                           $ (1,915)      $ (1,349)      $ (3,471)      $  1,506
                                            ========       ========       ========       ========

NET INCOME  (LOSS) PER SHARE - BASIC        $  (0.22)      $  (0.15)      $  (0.39)      $   0.18
                                            ========       ========       ========       ========

NET INCOME  (LOSS) PER SHARE - DILUTED      $  (0.22)      $  (0.15)      $  (0.39)      $   0.17
                                            ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                     1998           1997
                                                                   --------       --------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                              $ (3,471)      $  1,506
   Adjustments to reconcile net income (loss) to net cash
     from operations:
      Depreciation and amortization                                   1,095            664
      Non-recurring charge                                              745             --
      Changes in assets and liabilities:
         Receivables                                                  2,604         (2,724)
         Inventories                                                  1,207         (2,581)
         Prepaid expenses                                               269            (57)
         Accounts payable and accrued expenses                         (562)            32
         Customer deposits                                              (56)        (1,092)
                                                                   --------       --------
             Net cash from operating activities                       1,831         (4,252)
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (1,630)          (826)
   Other, net                                                             5           (269)
                                                                   --------       --------
             Net cash from investing activities                      (1,625)        (1,095)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                          233          8,027
   Proceeds from issuance of redeemable convertible preferred            --          4,948
     stock, net
   Preferred stock dividends                                            (75)            --
                                                                   --------       --------
             Net cash from financing activities                         158         12,975
                                                                   --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               364          7,628

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      9,318          2,500
                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  9,682       $ 10,128
                                                                   ========       ========


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

    In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the operating results for the full year or future periods.

2. Inventories consist of electronic components and other hardware which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:


                                                     MARCH 31,          JUNE 30,
                                                       1998               1997
                                                      ------              ------
                                                            (in thousands)
Raw Materials                                         $1,354              $2,787
Work-in-progress                                         219                 621
Finished Goods                                         1,925               1,958
                                                      ------              ------
                                                      $3,498              $5,366
                                                      ======              ======


3.  Income Taxes

    At March 31, 1998, the Company had cumulative net operating losses of approximately $8.9 million which are available to offset future taxable income through 2011. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of March 31, 1998.

4.  Redeemable Convertible Preferred Stock

    In January 1997, the Company created a series of preferred stock, designated Series A Convertible Preferred Stock (the "Series A Stock"), and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the per share purchase price. Holders of the Series A Stock have the option to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The Series A Stock is subject to redemption, at the option of the Company and the holders, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends.

5.      Per Share Computation

    The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in the quarter ended December 31, 1997. Under the new requirements, the Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding are used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive. For purposes of these earnings per share computations, earnings have not been reduced by preferred stock dividends in accordance with the "if-converted method" of accounting for convertible securities. Earnings per share amounts in the following table conform to the SFAS 128 requirements. Where necessary, prior year amounts have been restated.


                                                                         FOR THE THREE MONTHS           FOR THE NINE
                                                                            ENDED MARCH 31,         MONTHS ENDED MARCH 31,
                                                                        ---------------------       ---------------------
                                                                          1998          1997          1998          1997
                                                                        =======       =======       =======       =======
                                                                               (in thousands except per share data)
Net income (loss)                                                       $(1,915)      $(1,349)      $(3,471)      $ 1,506
                                                                        =======       =======       =======       =======
Weighted average number of shares of common stock and common stock equivalents outstanding:

  Weighted average number of common shares
  outstanding for computing basic earnings per                            8,816         8,749         8,798         8,281
  share

  Dilutive effect of warrants and employee stock
  options after application of the treasury                                  --            --            --           647
  stock method

  Dilutive effect of redeemable convertible
  preferred stock after application of the                                   --            --            --           127
  if-converted method

                                                                        -------       -------       -------       -------
  Weighted average number of common shares
  outstanding for computing diluted earnings per share                    8,816         8,749         8,798         9,055
                                                                        =======       =======       =======       =======
                                                                        -------       -------       -------       -------
Earnings (loss) per share - basic                                       $ (0.22)      $ (0.15)      $ (0.39)      $  0.18
                                                                        =======       =======       =======       =======

                                                                        -------       -------       -------       -------
Earnings (loss) per share - diluted                                     $ (0.22)      $ (0.15)      $ (0.39)      $  0.17
                                                                        =======       =======       =======       =======


The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:


                                                   FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                      ENDED MARCH 31,      ENDED MARCH 31,
                                                   --------------------  --------------------
                                                     1998       1997       1998       1997
                                                   -------      -------  -------      -------
                                                                      (in thousands)
Warrants and employee stock options outstanding      1,268      1,103      1,268        224
Redeemable convertible preferred stock
outstanding                                            519        519        519         --
                                                     -----      -----      -----      -----
  Total common stock equivalents outstanding         1,787      1,622      1,787        224
                                                     =====      =====      =====      =====

Total common stock equivalents outstanding
adjusted for application of the treasury stock
and if-converted methods                             1,073        777      1,224         --
                                                     =====      =====      =====      =====

    Under the treasury stock and if-converted methods, the assumed net proceeds from the exercise of the weighted average number of common stock equivalents outstanding during the period are assumed to be used to repurchase common stock at its average market price during the period. Such repurchase of common stock reduces the dilutive effect of the common stock equivalents.



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

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended March 31, 1998 were $2.8 million as compared to net revenues of $2.7 million during the three months ended March 31, 1997. For the nine months ended March 31, 1998, net revenues were $12.5 million as compared to $15.0 million for the nine months of the prior fiscal year. The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. Sales under the strategic alliance with International Game Technology ("IGT"), under which the Company's Acres Bonusing System(TM) ("ABS") is marketed and integrated with the new IGT Gaming System ("IGS"), increased over the prior year by approximately $500,000 during the quarter ended March 31, 1998. Such sales increased by $6.2 million during the nine months ended March 31, 1998. Revenues for the first half of fiscal 1997 included significant sales of products for Crown Ltd.'s casino in Melbourne, Australia, sales of the Company's now discontinued slot accounting/player tracking system, and sales of components to a gaming machine developer for which sales continue but at a lower volume. Combined, such sales decreased from the prior year by $7.9 million during the nine months ended March 31, 1998.

        Gross profit as a percentage of net revenue was 17% in the three months ended March 31, 1998, compared to 46% for the same period in the prior year. For the nine months ended March 31, 1998, gross margin decreased to 36% from 54% for the same period in 1997. Gross profit is generally higher on products which feature Acres Bonusing Technology, including the Company's own slot accounting/player tracking system, the system used for the Crown casino and the products sold to the gaming machine developer. These sales were substantially replaced with sales of lower margin hardware components to IGT. When deliveries of the combined IGS and ABS begin, the Company expects its gross profit margin to increase as it will also recognize revenues from its bonusing software.

        Operating expenses for the three months ended March 31, 1998 have remained consistent with the prior year. For the nine months ended March 31, 1998, operating expenses, exclusive of the non-recurring charge discussed below, increased to $7.7 million from $6.8 million in the same period in 1997. The Company has increased its operating expenses over the past year primarily due to the hiring of additional personnel to expand future product offerings based on its Acres Bonusing Technology. The Company will not realize significant revenue from these new products in the current fiscal year.

        The Company recorded a non-recurring charge of $745,000 primarily to reduce excess inventory of its own slot accounting/player tracking system during the quarter ended December 31, 1997. The Company originally expected to be able to liquidate the majority of the excess inventory to existing slot accounting/player tracking customers and smaller casinos. These sales have not been realized and the significant improvements available in the combined IGS/ABS system make future sales unlikely.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have historically used cash. However, during the nine months ended March 31, 1998, $1.8 million of net cash was generated by operating activities as the collection of accounts receivable and reductions in inventories more than offset the effects of the operating loss. During the same period, the Company spent $1.6 million on capital equipment.

        The Company's principal sources of liquidity have been net proceeds from sales of equity securities; $7.2 million from its initial public offering in November 1993, $7.6 million from the exercise of warrants in October 1996 and $4.9 million from the issuance of 519,481 shares of Series A Convertible Preferred Stock in January 1997.

        As of March 31, 1998, the Company had cash and cash equivalents of $9.7 million, compared to $9.3 million as of June 30, 1997. The Company does not have any debt. The Company's cash and cash equivalents balances are expected to be sufficient to fund the Company's operations for at least the next 12 months.

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Such risks and uncertainties include, but are not limited to: developments in the Company's strategic alliance with IGT; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; the results of pending litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1997.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In August 1997, the Company received Patent No. 5,655,961 for a "method of operating networked gaming devices." In September 1997, the Company notified Mikohn Gaming Corporation ("Mikohn") and certain of its customers that the Mikohn product "MoneyTime(TM)" appeared to infringe at least some of the claims of the Company's patent, although such infringement could not be conclusively determined without a better understanding of the structure and operation of the Money Time product. In October 1997, Mikohn filed an action in the United States District Court for the District of Nevada (Case No. CV-S-97-01383-HDM (LRL)) seeking a declaratory judgment that the Mikohn products do not infringe the Company's patent, that the Company's patent is invalid, and that the Mikohn products do not infringe any pending patent applications by the Company. The complaint also seeks to enjoin the Company from disparaging Mikohn's products, and seeks the payment of unspecified compensatory and punitive damages, attorneys' fees and costs, together with interest. In December 1997, the court issued an order preliminarily enjoining the Company from making any direct or indirect, oral or written statements to Mikohn's customers regarding Mikohn's product infringing the Company's patents. In January 1998, the Company appealed the preliminary injunction. The Company believes it has acted appropriately, has confidence in the validity of its patent and intends to vigorously defend its position.

        In December 1997, a single shareholder, seeking to serve as a class representative, filed an action in the United States District Court for the District of Nevada (Townsend v. Acres Gaming et al., Case No. CV-S-97-01848-DWH
(RJJ)) . In April 1998, a consolidated and amended complaint was filed combining the Townsend case and a subsequently filed case, Johnson v. Acres Gaming, et al., Case No. CV-S-98-002620PMP (RJJ) into a single consolidated action. The amended complaint alleges the Company made false and misleading statements and/or omissions concerning the finances and business prospects of the Company to artificially maintain the Company's stock price in violation of the federal securities laws. It further alleges a proposed class period commencing on March 26, 1997 and ending on December 11, 1997. The amended complaint names the Company and certain of its officers as defendants and seeks compensatory damages, interest and fees. The action has not been certified as a class action.

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

                        ACRES GAMING INCORPORATED
                           (Registrant)

Date: May 8, 1998          By     /s/ Robert W. Brown
                             ----------------------------------
                           Robert W. Brown
                           Executive Vice President, Chief Financial
                           Officer, Secretary and Treasurer
                           (principal financial and chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NO.        DESCRIPTION
---        -----------
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