Form 10-K405
period 1998-06-30
ACRES GAMING INC
filed 1998-09-28
CIK 912601

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-K

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 1998 was $24,756,000.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 31, 1998 was 8,819,981 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held November 18, 1998.

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                            PART I

ITEM 1. BUSINESS .................................................................           1
          General ................................................................           1
          The Market .............................................................           1
          Bonusing Products ......................................................           1
          Strategic Alliance with IGT ............................................           5
          Communication Protocol .................................................           6
          Research and Development ...............................................           6
          Customers ..............................................................           6
          Marketing ..............................................................           7
          Production and Manufacturing ...........................................           7
          Patents ................................................................           8
          Competition ............................................................           8
          Government Regulation ..................................................           9
          Employees ..............................................................          13
          Forward-Looking Statements .............................................          13

ITEM 2. PROPERTIES ...............................................................          13

ITEM 3. LEGAL PROCEEDINGS ........................................................          13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................          14

        EXECUTIVE OFFICERS OF REGISTRANT .........................................          15

                                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .................          16

ITEM 6. SELECTED FINANCIAL DATA ..................................................          17

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS ...............................................................          17

        FACTORS THAT MAY AFFECT FUTURE RESULTS ...................................          20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............................          24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE ...............................................................          37

                                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......................          37

ITEM 11. EXECUTIVE COMPENSATION ..................................................          37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..........          37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................          37

                                            PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K ...................          38

        SIGNATURES ...............................................................          39

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's principal products are based on its proprietary Acres Bonusing Technology(TM) and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible bonus and incentive programs that have not previously been offered.

THE MARKET

         In the past few years, legalized gaming has significantly expanded in the United States. As part of this expansion, casino-style gaming has become an increasingly important component of the "leisure time" industry. The expansion resulted from the introduction of riverboat-style gaming in the Midwestern United States, the growth of Native American casino gaming and growth in the established Nevada market.

         Casino gaming has also grown rapidly worldwide, including in Australia, Canada, Europe and Africa, as well as in parts of the former Soviet Union and South America. The Company estimates that approximately 750,000 casino-style gaming machines are currently in use throughout the world, including approximately 400,000 in the United States.

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

BONUSING PRODUCTS

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

         The bonusing technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. The Company's bonusing products form a modular system and may be purchased and installed individually or as components of an integrated system. The Company offers bonusing products primarily in two major categories:

         1. Casino-wide bonusing systems
         - Casino-wide, fully integrated applications offered as the Acres Bonusing System(TM) ("ABS")
         - ABS compatible component parts for International Game Technology's ("IGT") Smart System(R) and new IGT Gaming System(TM) ("IGS") slot accounting and player tracking systems (See "Strategic Alliance with IGT").

         2. Bonus games
         - A linked group of traditional slot machines that activate a secondary "bonus" game when certain milestones are reached on the traditional games.

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

            The Company and IGT have developed a system which integrates the Company's ABS components and bonusing software with IGT's back office system to create a comprehensive slot accounting, player tracking and bonusing capable business solution. (See "Slot Accounting and Player Tracking Products").

         In fiscal 1998, the Company delivered ABS product to IGT for installation in The Orleans Hotel and Casino in Las Vegas, Nevada and in the Star City casino in Sydney, Australia. These installations represent the first installations of integrated ABS/IGS systems in the United States and Australia, respectively. Mirage Resorts has ordered ABS for their newest casino in Las Vegas, the Bellagio, for delivery in fiscal 1999. In fiscal 1997, the Company sold ABS to Aristocrat Leisure Industries of Australia ("Aristocrat") for installation at the Crown South Bank casino opened by Crown Ltd. (the "Crown Casino") in Melbourne, Australia. Aristocrat is the leading manufacturer of gaming machines in Australia and the second largest in the world.

         The Company is in negotiations to provide casino-wide ABS bonusing applications, audio-visual products and an integrated slot accounting system for a large, new Nevada casino (the "Pending Sales Agreement"). Although the negotiations are not yet complete and a written contract has not been executed, the Company expects the final contract will result in approximately $10 million in revenue and installation will occur in the second half of fiscal 1999. The Company expects that the contract will include new bonusing applications and its own proprietary slot accounting system that have not yet been approved by the Nevada Gaming Authorities. (See "Factors That May Affect Future Results").

         ABS and the software in many popular gaming machines that support ABS have been approved by the Nevada Gaming Control Board and regulatory authorities for several other states and for two states in Australia. (See "Government Regulation" and "Communication Protocol").

         ABS is designed to facilitate many types of bonuses, several of which increase player loyalty by requiring the use of a player tracking card to qualify for bonuses. (See "Slot Accounting and Player Tracking Products"). Utilizing bonusing technology in conjunction with the casino's player tracking capabilities creates a powerful marketing tool. The following bonuses are available in the ABS and can be individually configured to customize the bonus to fit a casino's needs and optimize the promotions' effectiveness:

         XtraCredit(TM). This patent pending feature is used to award special incentive bonuses to slot club members. With just a few keystrokes, casino personnel can establish XtraCredit bonuses to provide incentives for slot club members to attend the casino's special events or to celebrate the player's special events such as birthdays or anniversaries at the casino. XtraCredit bonus awards dramatically reduce the casino's existing cash voucher mailing and redemption costs and provide a wide variety of marketing opportunities for the casino to retain customers.

         XtraCredit may also be used by other bonus applications as an award mechanism to allow the players, with a push of a "Bonus Button," to redeem their points earned or bonus awards won for free games on the gaming machines. Nevada gaming regulators have ruled that amounts won by the player through the use of XtraCredit wagering are deductible expenses for gaming tax purposes rather than non-deductible promotion expenses. This ruling results in a savings from using XtraCredit of nearly seven percent of the cost of slot club awards. In addition to the tax savings, players' time at the gaming machine can be increased as players no longer have to visit the slot club booth to collect their rewards. Finally, by offering the XtraCredit redemption, the casino reduces the amount of slot club points that are exchanged for cash awards that can be spent outside of their casino.

         PointPlay(TM). This feature allows casino players to earn points for slot play in a manner consistent with a standard player tracking system where the casino can configure the rates at which points are earned and values at which they are redeemed. PointPlay uses XtraCredit to allow players to redeem their points for free games simply by pushing the Bonus Button on the gaming machine.

         ReturnPlay(TM). To encourage players to return to the casino at a later date, the ReturnPlay feature awards a bonus to players that earn a predetermined number of slot club points. The ReturnPlay bonus is automatically redeemed, using the XtraCredit award mechanism, when the player returns to the casino at a future date and inserts their slot club card into the game.

         Personal Progressive(R). Because the vast majority of gaming machine players never experience the excitement of winning a progressive jackpot, the Personal Progressive bonus creates an individual progressive jackpot for each slot club member. The Personal Progressive jackpot grows as the customer plays, which adds excitement and provides an incentive to continue to visit the casino. Personal Progressive jackpots can be paid directly to the gaming machine's credit meter or can be redeemed as tax-deductible XtraCredit rewards.

         Appreciation Time(TM). Casino personnel may reward players with multiple jackpots anywhere from two to nine times the normal payout for winning combinations. This promotion can be used to reward casino's best customers or can be used to improve play in certain areas or at slow times of the day. Appreciation Time can be applied to the whole casino or only to a specific bank of gaming machines. This bonus provides greater control over appreciation gifts by insuring the gifts go to customers who are actually playing the games.

         Random Riches(TM) and Lucky Coin(TM). These progressive jackpot bonuses are granted to the player inserting the "nth coin" where the frequency of "n" and the funding parameters of the bonus are established by the casino. Awards can be created that vary between small jackpots every few minutes and life-changing jackpots every few weeks. These bonuses can be applied to any number of gaming machines (from one machine to every machine in the casino) and any one gaming machine may be tied to multiple bonuses. These promotions also have the ability to alert players with custom audio sequences just before the bonus is awarded. The casino may elect to award smaller Celebration Prizes(TM) or Near Winner(TM) prizes to some or all of the players in the casino at the time the Lucky Coin bonus is awarded. Celebration Prizes may be awarded to slot club members only or in varying amounts to slot club VIPs, regular slot club members and non-members. These awards can be paid directly to the gaming machine's credit meter or can be redeemed as tax-deductible XtraCredit rewards.

         The Company continues to develop additional bonusing applications for the ABS utilizing the Company's bonusing technology.

         BONUS GAMES

         The Company develops proprietary bonus games that it expects to operate on a revenue-sharing basis. Two of the gaming industry's most successful recently introduced games, Anchor Gaming's ("Anchor") Wheel of Gold(TM) and IGT's Wheel of Fortune(TM), were introduced primarily under such revenue-sharing arrangements. Although the Company is not a party to these revenue-sharing arrangements, both of these games include components developed and manufactured by the Company.

         In August 1998, the Company received approval in Nevada for a bonus game called Random Riches(TM) and installed another bonus game called Super Reels(TM) in a field trial location in accordance with Nevada gaming regulations (See "Government Regulation"). Both of these bonus games incorporate full-color, high-resolution, plasma screens over a bank of traditional slot machines. Dynamic animated sequences are displayed on the plasma screens to attract, instruct, entertain and communicate bonus awards to the players. State-of-the-art sound packages complement the animation.

         In the Random Riches bonus game, players of the underlying base games are periodically and randomly selected to play the secondary "bonus" game. The bonus game entails spinning a bonus wheel, viewed on a single plasma display, which has the capability of paying bonus awards to one, several or all of the players on the base games. The Super Reels bonus game is similar to Random Riches, but includes three vertical plasma displays representing giant spinning reels of a slot machine. Every play on the secondary bonus game results in a bonus being awarded to the slot player.

         These bonus games have not been in operation long enough to indicate if there will be a strong demand for either game. (See "Custom Bonusing Applications").

         SLOT ACCOUNTING AND PLAYER TRACKING PRODUCTS

         Slot accounting products collect play data about each gaming device. This information is transmitted to a central computer system where it is immediately available to the casino manager, and where it is stored for future analysis and reporting. The equipment is configured to monitor all slot machine functions including coins deposited in the machine, coins paid out of the machine, coins available to "drop", number of games played, jackpot occurrences and other machine functions.

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

         In fiscal 1997, the Company discontinued development of the Company's DOS-based slot accounting and player tracking system (the "Legacy" system) and instead, developed and sold component parts to IGT for inclusion in the IGT Smart System and IGS slot accounting and player tracking systems. (See "Strategic Alliance with IGT"). Certain casinos have indicated an interest in purchasing the Company's casino-wide ABS bonusing product without also purchasing IGS. (See "Acres Bonusing System"). The Company is developing a new Windows NT(TM)-based, ABS integrated, slot accounting product that is expected to be available for sale in fiscal 1999. The Company continues to support IGS and Legacy slot accounting and player tracking systems.

         CUSTOM BONUSING APPLICATIONS

         The Company has sold and may continue to sell bonusing products that automate basic promotional activities such as offering double or multiples of the gaming machines' jackpots at certain times of the day. The Company's Multiple Jackpot Time(TM) bonusing product accomplishes this goal and can also include lighting, sound, signage and other special effects to call players' attention to the bonusing event as it begins and progresses. The

Company uses such special effects to simulate clouds, lightning, thunder and wind, which are combined with an up to nine-time jackpot bonus payout to create a promotion called Hurricane Zone(TM). The same technology has been integrated with other signage and special effects to produce other custom promotions such as "The Big Picture" at MGM Grand Hotel & Casino, "Armada Slots" at Sunset Station Hotel & Casino, and "Desert Wins" at the Sahara Hotel & Casino. The Company attempted to place Multiple Jackpot Time promotions into casinos under revenue-sharing arrangements. These placements were not successful and were ultimately removed. The Company is now focusing its product development efforts on its ABS and bonus game products and is not actively developing or marketing these custom bonusing applications.

         SLOT PRODUCTS

         Many of the products developed for specific applications also have other uses within the gaming industry. For example, displays developed as player tracking components also may be used as in-machine progressive jackpot displays for gaming machines. The Company markets these products to both developers and manufacturers of gaming machines and to casinos.

         The Company also offers bonusing products to other developers of specialty gaming machines. These developers can use the bonusing technology to coordinate lights, sound and other special effects and to instruct a slot machine to pay special bonuses. By adding bonusing capabilities to regular gaming machines, entirely new games can be created which offer unique and entertaining experiences for slot players. For example, the Company provides electronic and other components to Anchor for its Wheel of Gold game. This game includes features in which the slot player is periodically awarded the ability to spin a multi-segmented wheel mounted above the slot machine. Each segment of the wheel indicates a bonus jackpot. The bonusing system communicates the results of the wheel spin to the slot machine, which pays the bonus to the player.

         The Company has also developed products to improve the sound capabilities of gaming machines. These products have been included in IGT's Wheel of Fortune specialty games and have been installed in gaming machines in the Circus Circus casinos in Nevada.

         The Company is now focusing its product development efforts on its ABS and bonus game products and is not actively developing or marketing these slot products, although some revenues continue to be generated by previously developed products.

STRATEGIC ALLIANCE WITH IGT

         In January 1997, the Company entered into a strategic alliance with IGT (the "Strategic Alliance") which included a Master Agreement for Product Development, Purchase and Sales and a $5 million investment by IGT in the Company's preferred stock.

         Sales to IGT under the Strategic Alliance have not met the Company's expectations. Certain casinos have expressed an interest in purchasing ABS without also purchasing IGS. Although the Strategic Alliance does not prohibit the Company from selling ABS directly to customers, IGT has expressed objections about the Pending Sales Agreement (see "Acres Bonusing System") and may be unwilling to continue the Strategic Alliance if the Company continues to sell ABS independently of IGT. In late September 1998, Albert Crosson, Vice Chairman of IGT, resigned from the Company's Board of Directors. IGT has not nominated Mr. Crosson's successor, although it continues to have the right to do so.

         Representatives of the Company and IGT have met several times to work to redefine the relationship. (See "Factors That May Affect Future Results").

COMMUNICATION PROTOCOL

         The Company and IGT have jointly developed the communication protocol known as SAS4. The protocol is used to communicate instructions and messages between ABS and gaming machines. The communication of these instructions and messages is essential to the operation of bonuses. Although the Company and IGT have agreed that the Company can use SAS4 in connection with the Pending Sales Agreement, IGT has stated that the Company does not have an unrestricted right to use SAS4 with non-IGT games. The Company believes that it has joint ownership of the protocol and the ability to use and license the protocol. If necessary, the Company believes there are alternatives to SAS4 but such alternatives could cause delays in product availability.

RESEARCH AND DEVELOPMENT

         The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 55 employees involved in research and development as of August 31, 1998. Research and development expenses were $4.7 million, $4.5 million and $2.3 million in the years ended June 30, 1998, 1997 and 1996, respectively.

CUSTOMERS

         Large casinos with more than 1,000 gaming machines represent the principal market for the Company's ABS. Casinos of this size are generally large enough to support a professional management staff capable of using the analytical and promotional tools provided by the Company's products. This market includes most casinos in Las Vegas, Reno and Laughlin, Nevada, and Atlantic City, New Jersey, as well as a number of Native American and riverboat casinos in various other states and a number of casinos in Australia, South Africa and Europe.

         Sales to IGT accounted for 75 percent, 28 percent and 2 percent of the Company's net revenues in 1998, 1997 and 1996, respectively. (See "Strategic Alliance with IGT"). Sales to Anchor, primarily related to their Wheel of Gold game, accounted for 18 percent, 28 percent and 43 percent of the Company's net revenues in 1998, 1997 and 1996, respectively. Sales of the system components and bonusing applications to Aristocrat for the Crown Casino in Melbourne, Australia, accounted for 12 percent of the Company's net revenues in 1997 and 20 percent in 1996. Legacy player tracking and slot accounting system sales to the Sundowner Hotel & Casino accounted for 12 percent of the Company's net revenues in 1996.

         The Company's backlog of orders for its products were approximately $2.1 million, $6.1 million and $6.5 million as of June 30, 1998, 1997 and 1996, respectively. The Company does not believe that backlog is a meaningful indication of sales. Sales to the Company's customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within a few months of receipt of the order. The Company does not have any ongoing long-term sales contracts. At its current stage of operations, the Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

         REPRESENTATIVE CUSTOMERS

         The following table presents representative customers for each of the Company's main product categories.

PRODUCT                NAME OF CUSTOMER AND LOCATION
-------                -----------------------------
ABS (including slot    Aristocrat Leisure Industries - Installed in the Crown
accounting & player    Casino in Melbourne, Australia
tracking components)   IGT-Installed in the Star City casino in Sydney, Australia and The Orleans Hotel and Casino in Las Vegas, Nevada


Bonus games            Stardust Resort & Casino - Las Vegas, Nevada (field trial)
                       Excalibur Hotel-Casino - Las Vegas, Nevada (field trial)

Custom bonusing        Circus Circus - Las Vegas, Nevada
applications           Edgewater Hotel & Casino - Laughlin, Nevada
                       MGM Grand Hotel & Casino - Las Vegas, Nevada
                       Sahara Hotel & Casino - Las Vegas, Nevada
                       Sunset Station Hotel & Casino - Las Vegas, Nevada

Stand-alone            Caesar's Tahoe - Lake Tahoe, Nevada
progressive jackpots   Golden Nugget Casino - Las Vegas, Nevada
                       Treasure Island Resort - Las Vegas, Nevada

Legacy slot            Colorado Grande Casino - Cripple Creek, Colorado
accounting & player    Rio Suite Hotel & Casino - Las Vegas, Nevada
tracking systems       Sands Regency Hotel & Casino - Reno, Nevada
                       Spirit Lake Casino - Spirit Lake, South Dakota
                       Sundowner Hotel & Casino - Reno, Nevada

Meters & displays      Anchor Gaming - Las Vegas, Nevada
                       Crown Casino - Melbourne, Australia
                       IGT - Reno, Nevada

Sound Systems          Circus Circus Enterprises - Las Vegas, Nevada
                       IGT - Reno, Nevada

Component parts for    Anchor Gaming - Las Vegas, Nevada
other game
manufacturers


MARKETING

         The Company currently markets its products and provides service to customers from its office in Las Vegas, Nevada and its headquarters in Corvallis, Oregon.

PRODUCTION AND MANUFACTURING

         The Company's manufacturing operation consists primarily of the assembly of electronic circuit boards and cables from components purchased from third parties. The circuit boards are manufactured and assembled to the Company's specifications by contract manufacturers. A key component of each product is computer software that is copied onto electronic chips by contract manufacturers. The Company believes that its component parts and services can be obtained from multiple sources and therefore is not overly reliant on any single vendor. The development, testing and maintenance of the software is conducted by Company engineers.

PATENTS

         The Company has applied for United States and foreign patents on certain features of its product line, and may in the future apply for other United States patents and corresponding foreign patents. The following patents have been issued to the Company:


  ISSUE DATE      PATENT NO.                     DESCRIPTION OF PROTECTION PROVIDED BY THE PATENT
  ----------      ----------                     ------------------------------------------------
August 1997       5,655,961     This patent protects the implementation of a bonus pay table in a gaming machine and the implementation of a "Bonus Pool."  A Bonus Pool is configurable by casino management to control the total amount of special bonuses paid, thus making it possible for such promotions to be kept within a casino's budget.

January 1998      5,702,304     This patent protects the Company's illuminated card reader, a slot accounting and player tracking system component, which indicates where players may insert their card and communicates bonus eligibility to the players and game and player status to the casino through the use of various colors.

April 1998        5,741,183     This patent protects a method of identifying and categorizing individual gaming devices that are connected to a casino's computer network.  It includes a memory device which allows for the identification and coding of each piece of gaming equipment with its individual configurations even when they are disconnected or moved to another location within a casino's network system.

May 1998          5,752,882     This patent protects a method of operating gaming machines in which the casino is able to pre-select which games participate in a variety of bonusing promotions such as linked progressive jackpots or linked random bonuses.


         No assurance can be given that any patents that are applied for will be issued or, if issued, will provide any significant competitive advantage to the Company. In addition, the Company has a variety of other intellectual property which it treats as trade secrets. The Company takes reasonable steps to protect its intellectual property but it is possible that others may make unauthorized use of such intellectual property and the Company may or may not be able to prevent such use. (See "Legal Proceedings").

COMPETITION

         The Company believes that its products compete principally on the basis of functionality, price and service. The Company believes that its proprietary bonusing technology provides a competitive advantage. In addition to the recently issued patents discussed above, the Company has several other patents pending which cover many aspects of its bonusing technology.

         Mikohn Gaming Corporation ("Mikohn") is the only known competitor offering a bonusing product similar to the Company's. John F. Acres founded Mikohn in 1985. Mr. Acres disposed of his interest in 1988. The Company believes that Mikohn's initial bonusing product, which Mikohn has installed in several casinos, infringes the Company's recently issued patents and will infringe certain of the Company's pending patents, if issued. The Company has notified Mikohn and its customers of the patent infringement and initiated patent infringement litigation. (See "Legal Proceedings").

         The Company is developing a new slot accounting product which will compete with IGT's IGS slot accounting product. (See "Strategic Alliance with IGT"). Both of these products are bonusing-ready. The Company's slot accounting product will integrate with other vendors' player tracking products while IGS includes both slot accounting and player tracking functionality. (See "Slot Accounting and Player Tracking Products").

         IGT, the largest manufacturer of gaming machines in the world, has a competitive advantage in selling its slot accounting and player tracking systems to purchasers of IGT gaming machines. IGT has two principal competitors in the market for slot accounting and player tracking systems: Bally and Casino Data Systems, Inc. ("CDS"). Unlike the IGS system, none of the competitors' products are currently offered as "bonusing-ready" systems. Each of these companies have financial and other resources which are greater than those of the Company.

         While the Company attempts to differentiate its bonusing products from progressive jackpot systems, the Company's bonusing products compete for casino floor space with other companies' progressive jackpot systems. The market for progressive jackpot systems is served primarily by Mikohn, which has the largest share of the market, and CDS.

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

         REGULATION OF PRODUCTS

         The Company has complied with the approval process and has either been issued a license, temporary license, certificate, approval or other permit allowing it to sell its products in Arizona, Colorado, Connecticut, Indiana, Louisiana, Mississippi, Missouri, Nevada, New Jersey, Wisconsin and Victoria, Australia. Not all of the Company's products have been approved for sale in all jurisdictions. In most jurisdictions, a model of the gaming equipment that the Company seeks to place in operation must be submitted for testing by an approved testing laboratory prior to use in any gaming operation. To obtain such approval, the Company must submit, at its expense, each model of its equipment to the specified laboratory for testing, examination and analysis. Upon completion of the testing, the laboratory submits a report of its findings and conclusions to the applicable gaming authority, together with any recommendations for modifications to the equipment or the addition of equipment or devices to such gaming equipment.

         The Company has filed applications for licenses in Minnesota and Ontario, Canada, and intends to seek approval of its bonusing technology for use in any other jurisdiction in which a sale arises. Failure of the Company to obtain approval for the use of bonusing technology by a gaming licensee in a jurisdiction would prevent the use of such technology at the licensee's location and also will prevent any other gaming licensee within that jurisdiction from using the products until the appropriate approvals have been obtained or requirements complied with.

         CORPORATE REGULATION

                  Nevada

         The manufacture, sale and distribution of gaming devices are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. Generally, gaming activities may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and appropriate county and municipal licensing agencies. The Nevada Commission, the Nevada Board, and the various county and municipal licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company.

         On December 21, 1995, the Nevada Commission registered the Company as a publicly traded corporation ("Registered Corporation") and granted manufacturer's and distributor's licenses to the Company's wholly-owned subsidiary, AGI Distribution, Inc. ("AGID"), a Nevada corporation. The Commission also granted AGID a nonrestricted license as the operator of a slot machine route ("Slot Route License"). As a Registered Corporation, the Company is required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require.

         AGID's manufacturer's, distributor's and Slot Route Licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, AGID without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and AGID have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or AGID in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of AGID must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of AGID may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with the Company or AGID, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or AGID to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         The Company and AGID are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by AGID, must be reported to or approved by the Nevada Commission.

         If it was determined that the Nevada Act was violated by the Company or AGID, the gaming registrations, licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, AGID, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect AGID.

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

         The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada

Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or AGID, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

         The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada

Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

         The Company may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

         Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the

Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and, thereafter, maintain a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

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

EMPLOYEES

         At August 31, 1998, the Company had 116 full-time employees of whom 55 were involved in research and development, 24 in manufacturing and material control, 12 in sales, marketing and customer support and 25 in administration and management. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements regarding the Company's plans and expectations as to: future performance, growth opportunities, expansion, new products and services, competition, capital expenditures and its Strategic Alliance with IGT. Such plans and expectations involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. For a discussion of these risk factors, see "Factors that May Affect Future Results." In addition, from time to time, the Company may issue other forward-looking statements. Any forward-looking statements, including other written or oral forward-looking statements made by the Company or persons acting on its behalf, should be considered in light of these risk factors and other risk factors referred to from time to time in the Company's press releases, periodic reports or communications with stockholders.

ITEM 2.   PROPERTIES

         The Company's administrative headquarters, manufacturing and certain engineering functions are located in a leased facility encompassing approximately 39,000 square feet at 815 N.W. Ninth Street, Corvallis, Oregon. The leases commenced on various dates beginning in April 1994 and will expire on various dates ending in July 1999. The base rent for the total facility is approximately $28,000 per month, which includes property taxes, building insurance and common area maintenance.

         In June 1998, the Company's sales, marketing, customer service and new product development office in Las Vegas was moved to a larger leased facility at 7115 Amigo Street, Suite 150, Las Vegas, Nevada. The new facility encompasses approximately 31,500 square feet. The lease commenced on June 15, 1998 and will expire on June 15, 2003. The base rent is approximately $36,000 per month, plus $5,000 per month for property taxes, building insurance and common area maintenance.

         The Company owns manufacturing and engineering equipment which it uses in its assembly operations and research and development efforts. Such equipment is available from a variety of sources and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

         Two related lawsuits have been filed in the U.S. District Court for the District of Nevada involving the Company which allege violation of the federal securities laws by the Company and its executive officers:

Townsend, et al. v. Acres Gaming Incorporated, et al. CV-S-97-01848-PMP (RJJ) and Jason, et al. v. Acres Gaming Incorporated, CV-S-98-00262-PMP (RJJ). Those suits have been consolidated into one combined action styled: In re Acres Gaming Securities Litigation, CV-S-97-01848-PMP (RJJ). The combined action seeks class certification for a proposed class consisting of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The court has not yet ruled on class certification. The Company has moved to dismiss this suit and discovery has been stayed pending resolution of this motion.

         Three related lawsuits have been filed in the U.S. District Court for the District of Nevada involving the Company and its patents: Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-1383 HDM (LRL) ("Suit I"); Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-738 HDM (LRL) ("Suit II"); and Acres Gaming Incorporated v. Mikohn Gaming Corp., Casino Data Systems, New York New York Hotel and Casino and Sunset Station Hotel and Casino; No. CV-S-98 794 PMP (LRL) ("Suit III"). Those suits have now been consolidated.

         In Suit I, Mikohn asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,655,961 ("the `961 patent") owned by the Company. Mikohn also asserted claims for "intentional interference with a business relationship," "intentional interference with prospective business relationship," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's complaint sought unspecified damages, punitive damages, attorney's fees, interest on the alleged damages, an injunction against the conduct alleged in the complaint, and a declaration that the `961 patent is invalid and not infringed by Mikohn or its customers. The Company has filed a counterclaim for infringement of the `961 patent, and has denied Mikohn's other allegations.

         In Suit II, Mikohn asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,741,183 ("the `183 patent") owned by the Company. Mikohn's complaint sought no damages, but requested an award of attorney's fees and a declaration that the `183 patent is invalid and not infringed by Mikohn. The Company is not aware of any infringement by Mikohn, and therefore sought to dismiss the complaint for lack of a case or controversy. The court denied the Company's motion.

         In Suit III, the Company sued Mikohn, Casino Data Systems, New York New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations" under 11 U.S.C. Section 1125, "interference with prospective economic relations," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims. The Company moved for a preliminary injunction in Suit III against Mikohn's infringement of the `882 patent. The court has not ruled on the Company' motion.

         In a separate but related action, the Company has filed suit against its general liability insurance carrier for breach of insurance contract: Acres Gaming Incorporated v. Atlantic Mutual Insurance Company, filed June 26, 1998 and now pending in U.S. District Court for the District of Oregon. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in Suit I. The Company anticipates that this matter will be resolved by cross motions for summary judgment. In addition, the Company has tendered the defense of Mikohn's counterclaims in Suit III to the same insurer. To date the insurer has not responded to the tender of Suit III's defense.

         The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1998.

EXECUTIVE OFFICERS OF REGISTRANT

         As of August 31, 1998, the executive officers of the Company were as set forth below:


                                                                                    EXECUTIVE OFFICER
          NAME                         AGE           POSITIONS AND OFFICES               SINCE
          ----                         ---           ---------------------               -----
          John F. Acres                44      Chairman                                   1985

          Floyd W. Glisson             51      Chief Executive Officer,                   1998
                                               President and Director

          Robert W. Brown              43      Executive Vice President, Chief            1993
                                               Financial Officer, Secretary and
                                               Treasurer

          Roy D. Lytle                 49      Vice President and Chief                   1997
                                               Operating Officer


         There are no family relationships among executive officers of the Company.

         John F. Acres, the founder of the Company, has served as the Chairman of the Company since its inception in 1985. Mr. Acres served as the Chief Executive Officer from January 1985 until July 1998. He also served as President of the Company from January 1985 to January 1996 and from February 1998 to July 1998 and as Secretary from January 1985 to January 1997. Mr. Acres has been involved in the gaming industry since 1972 and has designed slot data collection systems, player tracking systems and equipment for progressive jackpot systems that are widely used in the industry. In 1981, he founded Electronic Data Technology ("EDT") to manufacture and sell progressive jackpot system designs. While with EDT, he designed one of the first slot data collection systems and invented the electronic player tracking system. He sold a majority interest in EDT to IGT in 1983 and remained as president of EDT until 1985. The player tracking system designed by Mr. Acres while with EDT is installed on approximately 100,000 gaming machines throughout the world and was actively marketed by IGT until 1997. In 1985, Mr. Acres co-founded Mikohn. He served as vice president and a director of Mikohn until 1988.

         Floyd W. Glisson became President and Chief Executive Officer of the Company in July 1998. Mr. Glisson was senior vice president, finance and administration and chief financial officer for ConAgra Grocery Products Company, a unit of ConAgra, Inc., from June 1993 to July 1998. Prior to June 1993, Mr. Glisson was senior vice president, finance and administration and chief financial officer of Hunt Wesson, Inc., a food processing company that is a subsidiary of ConAgra, Inc. In addition to normal staff functions, Mr. Glisson was also responsible for Food Service and International Operations.

         Robert W. Brown joined the Company in July 1993 as Chief Financial Officer and Treasurer. He was elected Executive Vice President and Secretary in January 1997. Mr. Brown is a Certified Public Accountant.

         Roy D. Lytle joined the Company in August 1996 as the Director of Manufacturing. In January 1997, Mr. Lytle was promoted to Vice President-Manufacturing and in December 1997, Mr. Lytle was promoted to Chief Operating Officer. From July 1984 to August 1996, Mr. Lytle held manufacturing management positions for Photon Kinetics, a manufacturer of fiber optics test and measurement equipment in Beaverton, Oregon.

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

                                                                       MARKET PRICE PER SHARE
                                                                       ----------------------
                                                              LOW             HIGH         END OF PERIOD
                                                              ---             ----         -------------
          FISCAL YEAR ENDED JUNE 30, 1998:
               First quarter..........................      $  7.63           $12.00           $11.31
               Second quarter.........................         3.75            12.75             4.38
               Third quarter..........................         4.31             6.56             4.88
               Fourth quarter.........................         4.31             5.25             5.00

          FISCAL YEAR ENDED JUNE 30, 1997:
               First quarter..........................      $  9.00           $14.13           $13.63
               Second quarter.........................        10.50            20.63            11.00
               Third quarter..........................         4.13            14.38             4.75
               Fourth quarter.........................         4.88             9.38             8.75

         The Company estimates that there are approximately 4,250 beneficial owners of the Company's common stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial information concerning the Company and should be read in conjunction with the audited financial statements and notes included in "Financial Statements and Supplementary Data".

                                                                          YEARS ENDED JUNE 30,
                                                    ---------------------------------------------------------------------
                                                    1998              1997           1996            1995            1994
                                                    ----              ----           ----            ----            ----
                                                               (in thousands except per share data)
STATEMENTS OF OPERATIONS DATA:
Net revenues .............................       $ 17,573           $ 20,455       $  6,942        $  4,006        $  2,852
Gross profits ............................          6,623             10,902          3,355           1,436             851
Income (loss) from operations ............         (4,660)(1)          1,425         (1,665)         (2,489)         (2,542)(2)
Net income (loss) ........................         (4,177)(1)          1,798         (1,641)         (2,505)         (2,598)(2)
Net income (loss) per common share-basic .       $   (.47)(1)       $    .21       $  (0.22)       $  (0.35)       $  (0.39)(2)
Net income (loss) per common share-diluted       $   (.47)(1)       $    .20       $  (0.22)       $  (0.35)       $  (0.39)(2)


(1) During 1998, the Company recorded a non-recurring charge of $745,000 ($.08 per share) for the costs of the Company's change in business focus to the ABS and bonus game product lines.

(2) During 1994, the Company recorded a non-recurring charge of $898,000 ($.14 per share) for the expenses and settlement of patent infringement litigation.


                                                                     AS OF JUNE 30,
                                              -------------------------------------------------------------
                                              1998          1997           1996          1995          1994
                                              ----          ----           ----          ----          ----
                                                                          (in thousands)
BALANCE SHEET DATA:
Working capital ......................       $12,091       $16,474       $ 2,552       $ 3,458       $ 3,574
Total assets .........................        17,194        21,323         7,631         6,264         6,301
Current liabilities ..................         2,435         2,545         3,644         1,302         1,227
Long-term debt .......................            --            --            --            --            --
Redeemable convertible preferred stock         4,948         4,948            --            --            --
Stockholders' equity .................         9,811        13,830         3,987         4,962         5,074


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's products are based on its proprietary Acres Bonusing Technology and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

         At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Historically, three or fewer customers have accounted for more than 65 percent of annual revenues. (See "Strategic Alliance with IGT" and "Factors That May Affect Future Results").

RESULTS OF OPERATIONS

         COMPARISON OF THE YEARS ENDED JUNE 30, 1998 AND 1997

         The Company's net revenues during the year ended June 30, 1998 were $17.6 million, a decrease of 14 percent from the $20.5 million of net revenues in 1997. The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. Although sales under the Strategic Alliance with IGT during the year ended June 30, 1998 increased over the prior year by approximately $7.5 million, sales of products for the Crown Casino in Melbourne, Australia decreased by $3.8 million, sales of the Company's Legacy slot accounting and player tracking system decreased by $2.7 million and sales of components to a gaming machine developer decreased by $2.6 million from the prior year. Additionally, sales of custom bonusing applications decreased by $1.3 million in fiscal 1998 as compared to the prior year. The Company is now focusing its product development efforts on its ABS and bonus game products and is not currently developing or marketing these custom bonus applications.

         Component materials purchased primarily from computer and electronics vendors comprised 66 percent of the cost of revenues in 1998 and 72 percent in 1997. Manufacturing, procurement and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold.

         Gross profit as a percentage of net revenue was 38 percent for 1998, compared to 53 percent for 1997. Gross profit is generally higher on products that feature Acres Bonusing Technology, including the Company's Legacy slot accounting and player tracking system, the system used for the Crown Casino and products sold to the gaming machine developer. During the year ended June 30, 1998, these sales were substantially replaced with sales of lower margin hardware components to IGT that resulted in a decrease in gross margin of approximately 7 percentage points. Gross margin was also reduced by 5 percentage points due to the costs of installing and removing certain custom bonus applications that were unsuccessfully placed under revenue-sharing arrangements in 1998 and an additional 3 percentage points as a result of absorbing certain fixed manufacturing costs over a smaller sales volume.

         The Company's research and development expenses increased slightly to $4.7 million in 1998, from $4.5 million in the prior year. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of its products, including the development of additional ABS and bonus game products.

         Selling, general and administrative costs increased to $5.9 million in 1998 from $4.9 million in the prior year. This increase was primarily the result of approximately $450,000 of incremental legal fees incurred to secure and defend the Company's intellectual property rights for new and existing bonusing products and approximately $250,000 of incremental rent expense resulting from the expansion of the Company's production facility in Corvallis, Oregon in May 1997.

         During the second quarter of fiscal 1998, the Company changed its business focus to the ABS and bonus game product lines and recorded a non-recurring charge of $745,000 to recognize severance and inventory costs of discontinuing its Legacy slot accounting and player tracking system. The Company originally expected to be able to liquidate the majority of the excess Legacy inventory to existing slot accounting and player tracking customers and smaller casinos. These sales have not been realized and the significant improvements available in currently offered products make future sales unlikely.

         Other income increased by $110,000 as a result of interest income received on investments of cash and cash equivalents. The Company has cumulative net operating losses of approximately $9.5 million available to offset future taxable income through 2012. As the realizability of these net operating loss carryforwards is uncertain, the Company has provided a valuation allowance for the entire amount and did not record an income tax benefit for the year ended June 30, 1998. An income tax provision was not recorded in fiscal 1997 due to the utilization of net operating loss carryforwards that were available at that time. The net loss for the year ended June

30, 1998 was $4.2 million ($0.47 per share - diluted) compared to a net income of $1.8 million ($0.20 per share - diluted) in the prior year.

         COMPARISON OF THE YEARS ENDED JUNE 30, 1997 AND 1996

         The Company's net revenues during the year ended June 30, 1997 were $20.5 million, an increase of 197 percent over the $6.9 million of net revenues in 1996. This increase in revenues was primarily the result of an $8.4 million increase in shipments of bonusing, slot accounting and player tracking components to IGT and other game manufacturers. Final deliveries of a slot bonusing system and progressive jackpot displays for the Crown Casino in Melbourne, Australia accounted for an additional $2.5 million of the increase. Installation of the Company's Legacy slot accounting and player tracking systems generated an incremental $1.4 million of revenues. Increased sales of custom bonusing applications accounted for the final $1.3 million of the increase over 1996.

         Component materials purchased primarily from computer and electronics vendors comprised 72 percent of the cost of revenues in 1997 and 57 percent in 1996. Manufacturing, procurement and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues are a result of changes in the mix of products sold.

         Gross profit as a percentage of net revenue was 53 percent for 1997, compared to 48 percent for 1996. Gross margin increased 9 percentage points as a result of the economies of absorbing certain fixed manufacturing costs over a larger sales volume. This increase was partially offset by a 4 percentage point decrease in gross margin incurred as a result of changes in the mix of products sold.

         The Company's research and development expenses increased to $4.5 million in 1997, from $2.3 million in the prior year, primarily as a result of hiring and supporting additional personnel. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of its products, including the development of additional promotions that utilize the Company's bonusing technology.

         In order to support growth in revenue and continue to market and sell its products, the Company hired additional personnel and increased the amount of leased office space in 1997, resulting in a $2.3 million increase over 1996 selling, general and administrative operating expenses.

         Other income increased by $349,000 as a result of interest income received on investments of cash and cash equivalents. An income tax provision was not recorded for the year ended June 30, 1997 due to the utilization of net operating loss carryforwards. In fiscal 1996, the Company had cumulative net operating loss carryforwards for which the realizability was uncertain. The Company provided a valuation allowance for the entire amount and did not record an income tax benefit in fiscal 1996. The net income for the year ended June 30, 1997 was $1.8 million ($0.20 per share - diluted) compared to a net loss of $1.6 million ($0.22 per share - diluted) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to incur a net loss in the first half of fiscal 1999. Revenues are expected to decrease from the same period in the prior year. Operating expenses are expected to increase from the same period in the prior year as the Company continues to develop, enhance and market its ABS and bonus games and defend its intellectual property rights. The Company's cash and cash equivalents balances are expected to be sufficient to fund the Company's operations during this period.

         The Company expects to generate net income in the second half of fiscal 1999 primarily as a result of the Pending Sales Agreement. (See "Acres Bonusing System" and "Factors That May Affect Future Results").

         The Company's operations have historically used cash. During the year ended June 30, 1998, $2.3 million of net cash was generated by operating activities as the collection of accounts receivable and reductions in inventories more than offset the effects of the Company's operating loss. During the year ended June 30, 1997, net cash used by operating activities was $4.4 million, primarily resulting from volume-related increases in working capital, including changes in accounts receivable, inventory and customer deposits. In the year ended June 30, 1996, $1.2 million of cash was provided by operating activities as the funding requirements of the Company's negative operating results were offset by favorable timing of vendor payments and the receipt of significant customer deposits on projects to be completed in 1997.

         The Company made capital expenditures of $1.9 million, $1.8 million, and $585,000 in 1998, 1997 and 1996, respectively, primarily on computers and equipment to support research and development efforts. As the Company expands into operating or leasing bonus games, investments in gaming machines and equipment may be significant.

          The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993 and $6.2 million from the exercise of the Redeemable Warrants (as discussed in Note 5 to the Consolidated Financial Statements) in October 1996. In addition, as part of the Strategic Alliance with IGT entered into in January 1997, the Company issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4.9 million.

         As of June 30, 1998, the Company had cash and cash equivalents of $9.9 million, compared to $9.3 million as of June 30, 1997. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in derivative securities. The Company does not have any debt or any borrowing arrangements.

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

PENDING SALES AGREEMENT

         The Company is in negotiations to provide casino-wide ABS bonusing applications, audio-visual products and an integrated slot accounting system for a large, new Nevada casino. Although the negotiations are not yet complete and a written contract has not been executed, the Company expects the final contract will result in approximately $10 million in revenue and installation will occur in the second half of fiscal 1999. The Company expects that the sale will include new bonusing applications and its own proprietary slot accounting system that have not yet been approved by the Nevada Gaming Authorities. The Company expects that the definitive contract will include penalty provisions if the Company fails to meet certain milestones. The contract negotiations may not be concluded or may not be concluded to a result that is satisfactory to the Company.

         The Company expects that the definitive contract will not include an advance payment normally required by the Company before the commencement of a major project. The Company will be materially adversely affected if it is not able to collect payment for its products.

RELATIONSHIP WITH IGT

         Customer Concentration; Strategic Alliance with IGT. The Company's Strategic Alliance with IGT has increased the Company's dependence on IGT as a customer and as a distributor of the Company's products. Sales to IGT under the Strategic Alliance have not met the Company's expectations. Certain casinos have expressed an interest in purchasing ABS without also purchasing IGS. Although the Strategic Alliance does not prohibit the Company from selling ABS directly to customers, IGT has expressed objections about the Pending Sales Agreement (see "Acres Bonusing System") and may be unwilling to continue the Strategic Alliance if the Company continues to sell ABS independently of IGT. In late September 1998, Albert Crosson, Vice Chairman of IGT, resigned from the Company's Board of Directors. IGT has not nominated Mr. Crosson's successor, although it continues to have the right to do so.

         Representatives of the Company and IGT have met several times to work to redefine the relationship. The Strategic Alliance may be re-defined, mutually terminated or terminated at the election of either party. The termination of the Strategic Alliance would likely have a significant negative impact on the Company's sales to IGT. However, such termination would also provide the Company with additional control of the sale, service and support of the Company's bonusing products and may offer sales opportunities that would otherwise not be available. (See "Acres Bonusing System").

COMMUNICATION PROTOCOL

         The Company and IGT have jointly developed a communication protocol known as SAS4. The protocol is used to communicate instructions and messages between ABS and gaming machines. The communication of these instructions and messages is essential to the operation of bonuses. Although the Company and IGT have agreed that the Company can use SAS4 in connection with the Pending Sales Agreement, IGT has stated that the Company does not have an unrestricted right to use SAS4 with non-IGT games. The Company believes that it has joint ownership of the protocol and the ability to use and license the protocol. If necessary, the Company believes there are alternatives to SAS4 but such alternatives could cause delays in product availability.

YEAR 2000

         The Year 2000 issue results from computer programs operating incorrectly when the calendar year changes to January 1, 2000. Computer programs that have date-sensitive software may recognize a two-digit date using "00" as calendar year 1900 rather than the year 2000. This could result in system failure or miscalculations and could cause disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

         The Company has evaluated its technology and data, including imbedded non-information technology, used in the creation and delivery of its products and services and in its internal operations and has identified no significant Year 2000 issues. The core business systems are compliant, or a migration path to a compliant version will be in place by the year 2000. Compliant upgrades for the Company's existing slot accounting and player tracking products have been developed, submitted to regulatory authorities, made available to all customers and, in some cases, installed at the customers' sites. The Company has not incurred material costs and believes that future costs associated with addressing the Year 2000 issue will have an immaterial effect on the Company's financial results.

         Although the Company has inquired of certain of its significant vendors as to the status of their Year 2000 compliance initiatives, no binding assurances have been received. The Company believes that its component parts and services can be obtained from multiple sources and therefore is not overly reliant on any single vendor. Failure of telephone service providers or other monopolistic utilities could have a significant detrimental effect on the Company's operations. The Company does not know the status of its customers' Year 2000 compliance initiatives. Failure of the Company's customers to adequately address such issues could negatively affect their ability to purchase bonusing products. There can be no assurances that such third parties will successfully address their own Year 2000 issues over which the Company has no control.

         A formal contingency plan to address most reasonably likely "worst-case" scenarios has not yet been created, but the Company expects to develop such a plan during the next 12 months.

OTHER RISKS

         Bonus Games. The creation of bonus games and the deployment of those games into casinos on a revenue-sharing basis is a key part of the Company's business plan. The Company may not be able to develop successful bonus games or convince casinos to implement such games on a revenue-sharing basis.

         Government Regulation; Potential Restrictions on Sales. The Company is subject to gaming regulations in each jurisdiction in which its products are sold or are used by persons licensed to conduct gaming activities. The Company's products generally are regulated as "associated equipment", pursuant to which gaming regulators have discretion to subject the Company, its officers, directors, key employees, other affiliates, and certain shareholders to licensing, approval and suitability requirements. In the event that gaming authorities determine that any person is unsuitable to act in such capacity, the Company would be required to terminate its relationship with such person, and under certain circumstances, the Company has the right to redeem its securities from persons who are found unsuitable. Products offered and expected to be offered by the Company include features that are not available on products currently in use. These new features may, in some cases, result in additional regulatory review and licensing requirements for the products or the Company. Compliance with such regulatory requirements may be time consuming and expensive, and may delay or prevent a sale in one or more jurisdictions. In addition, associated equipment generally must be approved by the regulatory authorities for use by each licensed location within the jurisdiction, regardless of whether the Company is subject to licensing, approval, or suitability requirements. Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings, may prevent the Company from selling or distributing its product in such jurisdiction. Such results may have a material adverse effect on the Company. The Company often enters into contracts that are contingent upon the Company and/or the customer obtaining the necessary regulatory approvals to sell or use the Company's products or to operate a casino. Failure to timely obtain such approvals may result in the termination of the contract and the return of amounts paid pursuant to such contract.

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

         Product Concentration; Competition; Risks of Technological Change. The Company expects to derive most of its revenues from the sale of bonusing products and the Company's future success will depend in part upon its ability to continue to generate sales of these products. A decline in demand or prices for the Company's bonusing products, whether as a result of new product introduction or price competition from competitors, technological change, or failure of the Company's bonusing products to address customer requirements or otherwise, could have a material adverse effect on the Company's revenues and operating results. The markets in which the Company competes are highly competitive and subject to frequent technological change and one or more of the Company's competitors may develop alternative technologies for bonusing or game promotions. The Company's future results of operations will depend in part upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. While the Company expends a significant portion of its revenues on research and development and on product enhancement, the Company may not be able to continue to improve and market its existing products or develop and market new products, or technological developments may cause the Company's products to become obsolete or noncompetitive. Many of the Company's competitors have substantially greater financial, marketing and technological resources than the Company and the Company may not be able to compete successfully with them.

         Patents and Trademarks. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. The Company has received U.S. patents on certain features of its bonusing product line, has applied for additional U.S. patents and may in the future apply for other U.S. patents and corresponding foreign patents. The Company may also file for patents on certain features of products that the Company may develop in the future. Notwithstanding these safeguards, it is possible for competitors of the Company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents, such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents.

         Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have fluctuated in the past, and may fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of new products introduced by the Company, changes in the level of operating expenses, technological advances and new product introductions by the

Company's competitors, competitive conditions in the industry, regulatory approval and general economic conditions. Product development and marketing costs are often incurred in periods before any revenues are recognized from the sales of products, and gross margins are lower and operating expenses are higher during periods in which such product development expenses are incurred and marketing efforts are commenced. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the receipt or loss of any one order and by the timing of the delivery, installation and regulatory approval of any one order. The Company may not be able to achieve or maintain profitable operations on a consistent basis. The Company believes that period to period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock.

         Management of Growth; Liquidity. To compete effectively and to manage future growth, the Company must continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employees. Any failure by the Company to implement and improve any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition. In addition, sufficient funds to maintain new product development efforts and expected levels of operations may not be available and additional capital, if and when needed by the Company, may not be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----
Report of Independent Public Accountants...........................      25

Consolidated Balance Sheets........................................      26

Consolidated Statements of Operations..............................      27

Consolidated Statements of Stockholders' Equity....................      28

Consolidated Statements of Cash Flows..............................      29

Notes to Consolidated Financial Statements.........................      30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acres Gaming Incorporated:

         We have audited the accompanying consolidated balance sheets of Acres Gaming Incorporated (a Nevada Corporation) and subsidiary as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acres Gaming Incorporated and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP

Portland, Oregon,
July 27, 1998

                            ACRES GAMING INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                         1998            1997
                                                                       --------        --------
                                                                             (in thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                         $  9,887        $  9,318
     Receivables, net of allowance of $50,000 and $322,000                1,929           3,880
     Inventories                                                          2,607           5,366
     Prepaid expenses                                                       103             455
                                                                       --------        --------

         Total current assets                                            14,526          19,019
                                                                       --------        --------

PROPERTY AND EQUIPMENT:
     Furniture and fixtures                                                 540             541
     Equipment                                                            4,003           2,804
     Leasehold improvements                                                 627             526
     Accumulated depreciation                                            (2,919)         (2,075)
                                                                       --------        --------

         Property and equipment, net                                      2,251           1,796
                                                                       --------        --------

OTHER ASSETS, NET                                                           417             508
                                                                       --------        --------

                                                                       $ 17,194        $ 21,323
                                                                       ========        ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $    982        $  1,339
     Accrued expenses                                                       438             723
     Customer deposits                                                    1,015             483
                                                                       --------        --------

         Total current liabilities                                        2,435           2,545
                                                                       --------        --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                    4,948           4,948

STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value, 50 million shares authorized,
       8.8 million shares issued and outstanding                             88              88
     Additional paid-in capital                                          19,554          19,321
     Accumulated deficit                                                 (9,831)         (5,579)
                                                                       --------        --------

         Total stockholders' equity                                       9,811          13,830
                                                                       --------        --------

                                                                       $ 17,194        $ 21,323
                                                                       ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                 1998            1997           1996
                                               --------        --------       --------
                                                 (in thousands except per share data)
NET REVENUES                                   $ 17,573        $ 20,455       $  6,942

COST OF REVENUES                                 10,950           9,553          3,587
                                               --------        --------       --------

GROSS PROFIT                                      6,623          10,902          3,355
                                               --------        --------       --------

OPERATING EXPENSES:
     Research and development                     4,651           4,531          2,341
     Selling, general and administrative          5,887           4,946          2,679
     Non-recurring charge                           745              --             --
                                               --------        --------       --------

         Total operating expenses                11,283           9,477          5,020
                                               --------        --------       --------

INCOME (LOSS) FROM OPERATIONS                    (4,660)          1,425         (1,665)

OTHER INCOME                                        483             373             24
                                               --------        --------       --------

NET INCOME (LOSS)                              $ (4,177)       $  1,798       $ (1,641)
                                               ========        ========       ========

NET INCOME (LOSS) PER SHARE - BASIC            $   (.47)       $    .21       $  (0.22)
                                               ========        ========       ========

NET INCOME (LOSS) PER SHARE - DILUTED          $   (.47)       $    .20       $  (0.22)
                                               ========        ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                            ACRES GAMING INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                          COMMON STOCK          ADDITIONAL                     DEFERRED
                                      -------------------        PAID-IN     ACCUMULATED       CHARGE -
                                      SHARES       AMOUNT        CAPITAL        DEFICIT         WARRANTS         TOTAL
                                      ------       ------        -------        -------         --------         -----
                                                                (in thousands)
Balance as of June 30, 1995           7,495       $     75       $ 10,615       $ (5,672)       $    (56)       $  4,962
   Issuance of common stock             106              1            609             --              --             610
   Net loss                              --             --             --         (1,641)             --          (1,641)
   Amortization of warrants              --             --             --             --              56              56
                                      -----       --------       --------       --------        --------        --------
Balance as of June 30, 1996           7,601             76         11,224         (7,313)             --           3,987
   Issuance of common stock           1,163             12          8,097             --              --           8,109
   Net income                            --             --             --          1,798              --           1,798
   Preferred stock dividends             --             --             --            (64)             --             (64)
                                      -----       --------       --------       --------        --------        --------
Balance as of June 30, 1997           8,764             88         19,321         (5,579)             --          13,830
   Issuance of common stock              56             --            233             --              --             233
   Net loss                              --             --             --         (4,177)             --          (4,177)
   Preferred stock dividends             --             --             --            (75)             --             (75)
                                      -----       --------       --------       --------        --------        --------
Balance as of June 30, 1998           8,820       $     88       $ 19,554       $ (9,831)       $     --        $  9,811
                                      =====       ========       ========       ========        ========        ========

  The accompanying notes are an integral part of these consolidated statements.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                    1998            1997            1996
                                                                  --------        --------        --------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $ (4,177)       $  1,798        $ (1,641)
     Adjustments to reconcile net income (loss) to net cash
       from operating activities:
         Depreciation and amortization                               1,493             931             710
         Non-recurring charge                                          745              --              --
         Changes in assets and liabilities:
              Receivables                                            1,951          (2,970)             57
              Inventories                                            2,098          (2,674)           (297)
              Prepaid expenses                                         352            (361)            (21)
              Accounts payable and accrued expenses                   (726)            166             987
              Customer deposits                                        532          (1,265)          1,355
                                                                  --------        --------        --------

                  Net cash from operating activities                 2,268          (4,375)          1,150
                                                                  --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (1,922)         (1,502)           (349)
     Capitalized software costs                                         --              --             (82)
     Other, net                                                         65            (298)           (154)
                                                                  --------        --------        --------

                  Net cash from investing activities                (1,857)         (1,800)           (585)
                                                                  --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                        233           8,109             610
     Net proceeds from issuance of preferred stock                      --           4,948              --
     Preferred stock dividends                                         (75)            (64)             --
                                                                  --------        --------        --------

                  Net cash from financing activities                   158          12,993             610
                                                                  --------        --------        --------
NET INCREASE IN CASH AND CASH  EQUIVALENTS                             569           6,818           1,175

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       9,318           2,500           1,325
                                                                  --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  9,887        $  9,318        $  2,500
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

                            ACRES GAMING INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY OPERATIONS:

COMPANY OPERATIONS AND BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Acres Gaming Incorporated and its wholly owned subsidiary, AGI Distribution, Inc. (the "Company"). All intercompany accounts and transactions have been eliminated.

         The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's principal products are based on its proprietary Acres Bonusing Technology and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible bonus and incentive programs that have not previously been offered. The Company currently sells its products in the United States and in Australia. Sales in Australia totaled $1.2 million, $4.8 million and $1.4 million, for the years ended June 30, 1998, 1997 and 1996, respectively.

         At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

REVENUE RECOGNITION

         The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Revenue is recognized as individual units are installed or, in those instances where the contract does not provide for the Company to install the equipment, upon shipment. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized.

MAJOR CUSTOMERS

         One customer accounted for 75 percent, 28 percent and 2 percent of the Company's net revenues in 1998, 1997 and 1996, respectively. Another customer accounted for 18 percent, 28 percent and 43 percent of the Company's net revenues in 1998, 1997 and 1996, respectively. A third customer provided 12 percent of the Company's net revenues in 1997 and 20 percent in 1996. Sales to one other customer amounted to 12 percent of the Company's net revenues in 1996.

INCOME TAXES

         The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates in effect in the years in which the differences are expected to reverse.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, amounts held in and due from banks and highly liquid marketable securities with maturities of three months or less at date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of receivables. At June 30, 1998 and 1997, the fair value of the Company's receivables approximated their carrying value.

INVENTORIES

         Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                 INVENTORIES AT JUNE 30,
                                 -----------------------
                                   1998         1997
                                  ------       ------
                                     (in thousands)
          Raw materials           $  957       $2,787
          Work-in-progress           124          621
          Finished goods           1,526        1,958
                                  ------       ------
          Total inventories       $2,607       $5,366
                                  ======       ======

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over the assets' estimated useful lives of two to five years. Leasehold improvements are amortized over the lease term. Expenditures for maintenance and repairs are charged to operations when incurred.

INTANGIBLE ASSETS

         Intangible assets consist of costs associated with the establishment of patents, gaming licenses and gaming product approvals in various jurisdictions. Amortization of patents is calculated using the straight-line method over the estimated life of the patent. Gaming licenses and product approvals are amortized over periods of 5 years and 2 years, respectively. Intangible assets, net of accumulated amortization, were $345,000 and $397,000 at June 30, 1998 and 1997, respectively, and are included in other assets.

RESEARCH AND DEVELOPMENT COSTS

         All research and development costs are expensed as incurred.

NON-RECURRING CHARGE

         During the second quarter of fiscal 1998, the Company changed its business focus to the ABS and bonus game product lines and recorded a non-recurring charge of $745,000 to recognize severance and inventory costs of discontinuing its Legacy slot accounting and player tracking system. The Company originally expected to be able to liquidate the majority of the excess Legacy inventory to existing slot accounting and player tracking customers and smaller casinos. These sales have not been realized and the significant improvements available in currently offered products make future sales unlikely.

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

2. INCOME TAXES:

         At June 30, 1998, the Company had cumulative net operating losses totaling approximately $9.5 million that are available to offset future taxable income through 2012. A portion of the net operating loss carryforwards was used to offset income for the year ended June 30, 1997. The Company has provided a valuation allowance for the remaining amount of the benefit related to these net operating loss carryforwards as realizability is uncertain.

         Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. Deferred tax liabilities were insignificant as of June 30, 1998 and 1997. The sources of the differences that give rise to the deferred income tax assets as of June 30, 1998 and 1997, along with the income tax effects of each, are as follows:

                                                  DEFERRED INCOME TAX ASSETS
                                                         AT JUNE 30,
                                                  --------------------------
                                                     1998           1997
                                                   -------        -------
                                                       (in thousands)
         Operating loss carryforwards              $ 3,621        $ 1,907
         Research and development tax credit           632             --
         Property and equipment                        367            144
         Accruals and reserves                         355            261
         Intangible assets                              23             20
                                                   -------        -------
                                                     4,998          2,332
         Less valuation allowance                   (4,998)        (2,332)
                                                   -------        -------
         Net deferred tax assets                   $     0        $     0
                                                   =======        =======

         During 1998, the valuation allowance related to deferred tax assets increased by $2.7 million. In 1997, the valuation allowance related to deferred tax assets decreased by $496,000.

3. COMMITMENTS AND CONTINGENCIES:

         Litigation

         Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and its executive officers. Those suits have been consolidated into one combined action that seeks class certification for a proposed class consisting of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The court has not yet ruled on class certification. The Company has moved to dismiss this suit and discovery has been stayed pending resolution of this motion. The Company denies the allegations and intends to vigorously defend itself.

         Three related lawsuits have been filed in the U.S. District Court involving the Company and its patents. Those suits have now been consolidated. The Company denies all asserted allegations and intends to vigorously defend itself and its intellectual property rights.

         In Suit I, Mikohn asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,655,961 ("the `961 patent") owned by the Company. Mikohn also asserted claims for "intentional interference with a business relationship," "intentional interference with prospective business relationship," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's complaint sought unspecified damages, punitive damages, attorney's fees, interest on the alleged damages, an injunction against the conduct alleged in the complaint, and a declaration that the `961 patent is invalid and not infringed by Mikohn or its customers. The Company has filed a counterclaim for infringement of the `961 patent, and has denied Mikohn's other allegations.

         In Suit II, Mikohn asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,741,183 ("the `183 patent") owned by the Company. Mikohn's complaint sought no damages, but requested an award of attorney's fees and a declaration that the `183 patent is invalid and not infringed by Mikohn. The Company is not aware of any infringement by Mikohn, and therefore sought to dismiss the complaint for lack of a case or controversy. The court denied the Company's motion.

         In Suit III, the Company sued Mikohn, Casino Data Systems, New York New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations" under 11 U.S.C. Section 1125, "interference with prospective economic relations," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims. The Company moved for a preliminary injunction in Suit III against Mikohn's infringement of the `882 patent. The court has not ruled on the Company' motion.

         In a separate but related action, the Company has filed suit in U.S. District Court against its general liability insurance carrier for breach of insurance contract. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in Suit I. The Company anticipates that this matter will be resolved by cross motions for summary judgment. In addition, the Company has tendered the defense of Mikohn's counterclaims in Suit III to the same insurer. To date the insurer has not responded to the tender of Suit III's defense.

         The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

         Operating Leases

         The Company leases its office facilities under operating leases that extend through June 15, 2003. Future minimum lease payments under these non-cancelable operating leases as of June 30, 1998 are $785,000, $497,000, $493,000, $493,000 and $472,000 in 1999, 2000, 2001, 2002 and 2003,
respectively. Total lease expense was $567,000, $255,000 and $228,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

4. REDEEMABLE PREFERRED STOCK:

         In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock (the "Series A Stock") and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price. Holders of the Series A Stock have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty trading days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger, or sale of assets. The Series A Stock is subject to redemption, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends. As of June 30, 1998, all declared dividends have been paid. In July 1998, $75,000 of dividends related to the six month period ended June 30, 1998 were declared and subsequently paid.

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

5. STOCKHOLDERS' EQUITY:

         In November 1993, the Company completed its initial public offering and issued 1,667,500 units (the "Units") consisting of 1,667,500 shares of Common Stock and 833,750 Redeemable Warrants. In connection with the offering, the Company granted the underwriter warrants to purchase 145,000 Units at $6.00 per share. The net proceeds of the offering were $7.2 million. In October 1996, substantially all of the Redeemable Warrants were exercised, resulting in net proceeds to the Company of approximately $6.2 million. The underwriter warrants were exercised in October 1996 resulting in net proceeds to the Company of approximately $1.4 million.

         In June 1995, the Company issued 400,000 shares of Common Stock to a group of private investors for net proceeds of approximately $2.3 million. In connection with this offering, the Company granted warrants which expire in June 2000 to purchase 40,000 shares of Common Stock at $7.20 per share, which approximated market value at that date.

         In 1995, the Company issued warrants to purchase 195,000 shares of Common Stock to two companies and two individuals in exchange for services. Of these, warrants to purchase 50,000 shares were valued at $96,000, recorded as paid-in capital and amortized over the term of the related service agreement that ended in 1996. At June 30, 1998, warrants to purchase 125,000 shares at $9.00 remain outstanding and expire in September 2000.

         The Company has a Stock Option Plan (the "Plan") which permits the granting of awards to directors, employees and consultants of the Company in the form of stock options. Stock options granted under the Plan may be incentive stock options or nonqualified options. Options generally vest over five years and expire in ten years. The Company accounts for the Plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost is recognized. Had compensation cost for the Plan been determined consistent with FASB Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and earnings (loss) per share would have approximated the following pro forma amounts:

                                                                           FOR THE YEARS ENDED JUNE 30,
                                                                       --------------------------------------
                                                                       1998           1997               1996
                                                                       ----           ----               ----
                                                                         (in thousands except per share data)

         NET INCOME (LOSS):                       As reported       $  (4,177)       $   1,798        $  (1,641)
                                                  Pro forma            (4,863)             535           (1,921)

         EARNINGS (LOSS) PER SHARE - BASIC:       As reported       $    (.47)       $     .21        $    (.22)
                                                  Pro forma              (.55)             .06             (.25)

         EARNINGS (LOSS) PER SHARE - DILUTED:     As reported       $    (.47)       $     .20        $    (.22)
                                                  Pro forma              (.55)             .06             (.25)


         In accordance with SFAS 123, the stock-based compensation methodology has not been applied to option grants awarded before July 1, 1995. Accordingly, the above pro forma compensation costs may not be representative of the costs expected in future years.

         A total of 1,750,000 shares of the Company's Common Stock have been reserved for issuance pursuant to awards granted under the Plan. The Company has granted 1,294,325 options, net of cancellations, through June 30, 1998. Activity under the Plan is summarized below:

                                                                       FOR THE YEARS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------------
                                                    1998                         1997                           1996
                                        -------------------------       ------------------------       -----------------------
                                                         WEIGHTED                      WEIGHTED                       WEIGHTED
                                                          AVERAGE                       AVERAGE                        AVERAGE
                                                         EXERCISE                      EXERCISE                       EXERCISE
                                         SHARES           PRICE         SHARES           PRICE         SHARES           PRICE
                                        ---------        --------     ---------        ---------       -------        --------
Outstanding at beginning of year        1,132,950        $   6.25       756,375        $    4.23       391,625        $   4.83
Granted at exercise prices equal
   to market prices                       329,750            5.18       352,450             9.53       532,400            4.48
Granted at exercise prices
   exceeding market prices                     --           --          230,500            10.47        30,000            6.50
Exercised                                 (55,525)           4.19       (77,625)            4.67       (91,500)           5.75
Canceled                                 (366,000)           8.18      (128,750)           11.92      (106,150)           7.00
                                        ---------                       -------                        -------
Outstanding at end of year              1,041,175            5.34     1,132,950             6.25       756,375            4.23
                                        =========                     =========                        =======

Exercisable at end of year                523,748            4.76       468,007             4.71       278,000            3.95
                                        =========                       =======                        =======
Weighted average fair value of
   options granted                      $    3.79                      $   5.35                       $   3.39
                                         ========                      ========                       ========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1998                        1997                      1996
                                                ----                        ----                      ----
          Risk free interest rate               5.8%                        6.2%                      6.2%
          Expected life of option              5 years                    5 years                    5 years
          Expected volatility                    91%                        97%                        97%
          Dividends                             none                        none                      none



         The following table summarizes the options to purchase Common Stock outstanding at June 30, 1998:

                                                                                                               WEIGHTED
                             OPTIONS FOR                                                   OPTIONS FOR     AVERAGE EXERCISE
             EXERCISE          SHARES         WEIGHTED AVERAGE      WEIGHTED AVERAGE         SHARES         PRICE OF SHARES
              PRICES         OUTSTANDING       EXERCISE PRICE       CONTRACTUAL LIFE       EXERCISABLE       EXERCISABLE
          --------------     -----------      ----------------      ----------------       -----------     ----------------
           $3.00 - $5.00        704,600            $ 4.09              8.1 years             347,414          $3.63

           $5.06 - $9.00        255,425              6.88              8.4 years             156,134           6.62

          $9.12 - $16.88         81,150             11.36              8.7 years              20,200           9.92
          --------------      ---------                                                     --------
          $3.00 - $16.88      1,041,175              5.34              8.2 years             523,748           4.76
          ==============      =========                                                     ========



6. EMPLOYEE BENEFIT PLAN:

         The Company has a profit sharing plan that operates under the provisions of section 401(k) of the Internal Revenue Code and covers substantially all full-time employees. Employer contributions may be made at the discretion of the Board of Directors. To date, there have been no employer contributions.

7.       PER SHARE COMPUTATION:

         The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the quarter ended December 31, 1997. Under the new requirements, the Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding are used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive. For purposes of these earnings per share computations, earnings have not been reduced by preferred stock dividends in accordance with the "if-converted method" of accounting for convertible securities. The following table summarizes the calculations of earnings per share amounts. Where necessary, prior year amounts have been restated.


                                                                              FOR THE YEAR ENDED JUNE 30,
                                                                         -------------------------------------
                                                                           1998           1997          1996
                                                                         --------        -------       -------
                                                                          (in thousands except per share data)
Net income (loss)                                                        $ (4,177)       $ 1,798       $(1,641)
                                                                         ========        =======       =======

Weighted average number of shares of common stock and common stock equivalents outstanding:

     Weighted average number of common shares outstanding                   8,804          8,399         7,552

     Dilutive effect of warrants and employee stock options after              --            400            --
     application of the treasury stock method

     Dilutive effect of redeemable convertible preferred stock                 --            272            --
     after application of the if-converted method
                                                                         --------        -------       -------
     Weighted average number of common shares outstanding for
     computing diluted earnings per share                                   8,804          9,071         7,552
                                                                         ========        =======       =======

Earnings (loss) per share - basic                                        $   (.47)       $   .21       $  (.22)
                                                                         ========        =======       =======


Earnings (loss) per share - diluted                                      $   (.47)       $   .20       $  (.22)
                                                                         ========        =======       =======


         The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                           BALANCE OUTSTANDING AS OF JUNE 30,
                                           ----------------------------------
                                            1998           1997       1996
                                            ----           ----       ----
                                                     (in thousands)
Warrants and employee stock options          1,206         101       1,887
Redeemable convertible preferred stock         519          --          --

         If the Company had been profitable in fiscal 1998 and 1996, application of the treasury stock method, in which the assumed net proceeds from the exercise of the weighted average number of warrants and employee stock options outstanding during the period are assumed to be used to repurchase common stock at its average market price during the period, would have reduced the number of warrants and employee stock options outstanding for purposes of computing earnings per share to 241,000 and 291,000, in 1998 and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in, or disagreements with, accountants which required reporting on Form 8-K have occurred within the three-year period ended June 30, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors of the Company is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to Executive Compensation is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (a) (1) FINANCIAL STATEMENTS
                See "Item 8.  Financial Statements and Supplementary Data"

            (2) FINANCIAL STATEMENT SCHEDULES

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Acres Gaming Incorporated:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Acres Gaming Incorporated's 1998 Annual Report on Form 10-K, and have issued our report thereon dated July 27, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP
Portland, Oregon
July 27, 1998


                            ACRES GAMING INCORPORATED
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                       AMOUNTS
                                          BALANCES AT    ADDITIONS     CHARGED
                                         BEGINNING OF   CHARGED TO   OFF, NET OF   BALANCES AT
                                             YEAR         INCOME     COLLECTIONS   END OF YEAR
                                             ----         ------     -----------   -----------
                                                             (in thousands)
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
     1998                                    $322            $25        $(297)          $50
     1997                                       0            317            5           322
     1996                                      48             20          (68)            0

ALLOWANCE FOR NON-RECURRING CHARGE
     1998                                      $0           $745        $(270)         $475


            (3) EXHIBITS
                See "Index to Exhibits".

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

                                            ACRES GAMING INCORPORATED


Date:  September 24, 1998                   By: /s/ Floyd W. Glisson
                                               ---------------------------------
                                                    Floyd W. Glisson
                                                    Chief Executive Officer,
                                                    President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:  September 24, 1998                   /s/  John F. Acres
                                            ------------------------------------
                                                 John F. Acres
                                                 Chairman of the Board


Date:  September 24, 1998                   /s/  Floyd W. Glisson
                                            ------------------------------------
                                                 Floyd W. Glisson
                                                 Chief Executive Officer,
                                                 President and Director
                                                 (Principal Executive Officer)


Date:  September 24, 1998                   /s/  Robert W. Brown
                                            ------------------------------------
                                                 Robert W. Brown
                                                 Executive Vice President,
                                                 Chief Financial
                                                 Officer, Secretary and
                                                 Treasurer (Principal Financial
                                                 and Accounting Officer)


Date:  September 24, 1998                   /s/  Jo Ann Acres
                                            ------------------------------------
                                                 Jo Ann Acres
                                                 Director


Date:  September 24, 1998                   /s/  Richard A. Carone
                                            ------------------------------------
                                                 Richard A. Carone
                                                 Director

                                INDEX TO EXHIBITS

     EXHIBIT
        NO.       DESCRIPTION
        ---       -----------
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

        +10.5     Employment Agreement dated July 1, 1996 between the Company and John F. Acres(4)

         10.6     Stock Purchase Agreement between the Company and IGT dated January 28, 1997(4)

         10.7     Registration Rights Agreement between the Company and IGT dated January 28, 1997(4)

         10.8     Master Agreement for Product Development, Purchase and Sale between the Company and
                  International Game Technology, Inc. dated January 27, 1997(4)

         10.9     Form of sublease between the Company and Hewlett Packard dated May 22, 1998(5)

      + 10.10     Employment Agreement Amendment dated January 15, 1997 between the Company and Joseph A.
                  Huseonica(5)

        10.11     Lease dated March 3, 1998 between the Company and #26 McCarran Center, LC

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Arthur Andersen LLP, Independent Public Accountants

         27.1     Financial Data Schedule for year ended June 30, 1998

         27.2     Financial Data Schedule for 3 months ended September 30, 1996 (restated)

         27.3     Financial Data Schedule for 6 months ended December 31, 1996 (restated)

         27.4     Financial Data Schedule for 9 months ended March 31, 1997 (restated)

         27.5     Financial Data Schedule for year ended June 30, 1997 (restated)

----------

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

(5) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, previously filed with the Commission