Form 10-Q
period 1998-09-30
ACRES GAMING INC
filed 1998-11-13
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1998 was 8,913,281.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets at September 30, 1998 and June 30, 1998               1

        Statements of Operations for the Three Months Ended
           September 30, 1998 and 1997                                       2

        Statements of Cash Flows for the Three Months Ended
            September 30, 1998 and 1997                                      3

        Notes to Financial Statements                                        4



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


PART II -- OTHER INFORMATION                                                10

SIGNATURES                                                                  11

INDEX TO EXHIBITS                                                           12

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS


                                                                 SEPTEMBER 30, 1998
                                                                     (UNAUDITED)       JUNE 30, 1998
                                                                 ------------------    -------------
                                                                            (in thousands)
 CURRENT ASSETS:
   Cash and cash equivalents                                        $       7,755      $       9,887
   Receivables                                                              1,875              1,929
   Inventories                                                              3,670              2,607
   Prepaid expenses                                                           237                103
                                                                    -------------      -------------
     Total current assets                                                  13,537             14,526
                                                                    -------------      -------------

 PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                     685                540
   Equipment                                                                4,424              4,003
   Leasehold improvements                                                     955                627
   Accumulated depreciation                                                (3,360)            (2,919)
                                                                    -------------      -------------
     Total property and equipment                                           2,704              2,251

 OTHER ASSETS                                                                 903                417
                                                                    -------------      -------------
                                                                    $      17,144      $      17,194
                                                                    =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                 $       2,138      $         982
   Accrued expenses                                                           469                438
   Customer deposits                                                          349              1,015
                                                                    -------------      -------------
     Total current liabilities                                              2,956              2,435
                                                                    -------------      -------------

 REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     4,948              4,948

 STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 50 million shares authorized,
     8.9 and 8.8 million shares issued and outstanding at
     September 30, 1998 and June 30, 1998, respectively                        89                 88
   Additional paid-in capital                                              19,903             19,554
   Accumulated deficit                                                    (10,752)            (9,831)
                                                                    -------------      -------------
     Total stockholders' equity                                             9,240              9,811
                                                                    -------------      -------------
                                                                    $      17,144      $      17,194
                                                                    =============      =============


      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                -------------------------------
                                                     1998              1997
                                                -------------     -------------
                                              (in thousands except per share data)
NET REVENUES                                        $3,288            $5,889
COST OF REVENUES                                     1,330             3,225
                                                    ------            ------
GROSS PROFIT                                         1,958             2,664
                                                    ------            ------

OPERATING EXPENSES:
  Research and development                           1,418             1,189
  Selling, general and administrative                1,505             1,341
                                                    ------            ------
    Total operating expenses                         2,923             2,530
                                                    ------            ------
INCOME  (LOSS) FROM OPERATIONS                        (965)              134
OTHER INCOME                                           119               121
                                                    ======            ======
NET INCOME (LOSS)                                   $ (846)           $  255
                                                    ======            ======
NET INCOME  (LOSS) PER SHARE - BASIC                $ (.10)           $  .03
                                                    ======            ======
NET INCOME  (LOSS) PER SHARE - DILUTED              $ (.10)           $  .03
                                                    ======            ======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                       1998          1997
                                                                     -------        ------
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                                $  (846)       $  255
   Adjustments to reconcile net income (loss) to net cash
     from operations:
      Depreciation and amortization                                      468           276
      Changes in assets and liabilities:
         Receivables                                                      54          (738)
         Inventories                                                  (1,063)          727
         Prepaid expenses                                               (134)           91
         Accounts payable and accrued expenses                         1,187          (186)
         Customer deposits                                              (666)          (53)

                                                                     -------        ------
             Net cash from operating activities                       (1,000)          372
                                                                     -------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (894)         (880)
   Capitalized software costs                                           (512)           --
   Other, net                                                             (1)            1

                                                                     -------        ------
             Net cash from investing activities                       (1,407)         (879)
                                                                     -------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                           350           143
   Preferred stock dividends                                             (75)           --

                                                                     -------        ------
             Net cash from financing activities                          275           143
                                                                     -------        ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             (2,132)         (364)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       9,887         9,318

                                                                     =======        ======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 7,755        $8,954
                                                                     =======        ======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      Unaudited Financial Statements

        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed with the Securities and Exchange Commission.

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results for the full year or future periods.

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders' equity as previously reported.

2.      Inventory

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:


                           SEPTEMBER 30,       JUNE 30,
                               1998             1998
                           -------------     ----------
                                  (in thousands)
Raw Materials                $1,453           $  957
Work-in-progress                275              124
Finished Goods                1,942            1,526
                             ------           ------
                             $3,670           $2,607
                             ======           ======


3.      Capitalized Software

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs were $512,000 at September 30, 1998 and are included in other assets. There were no capitalized software costs at June 30, 1998. Amortization, on a two year straight-line basis, begins when the products are first shipped.

4.      Income Taxes

        At September 30, 1998, the Company had cumulative net operating losses of approximately $10.3 million which are available to offset future taxable income through 2012. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of September 30, 1998.

5.      Contingencies

        Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and its executive officers. Those suits have been consolidated into one combined action that seeks class certification. The Company denies the allegations and intends to vigorously defend itself. (See "Part II -- Item 1. Legal Proceedings").

        Four related lawsuits have been filed in the U.S. District Court resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company intends to vigorously enforce its intellectual property rights. The Company denies all allegations asserted against it in these lawsuits and intends to vigorously defend itself. (See "Part II -- Item 1. Legal Proceedings").

        In a separate but related action, the Company has filed suit in U.S. District Court against its general liability insurance carrier for breach of insurance contract. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in certain of the four patent related lawsuits. The Company anticipates that this matter will be resolved by cross motions for summary judgment. (See "Part II -- Item 1. Legal Proceedings").

        In fiscal 1998, the Company provided a money-back guarantee on $1.5 million of bonusing software licensed to IGT. The $1.5 million license fee was paid in June 1998 following installation at the Orleans Hotel & Casino in Las Vegas (the "Orleans"), the initial installation of ABS in the United States. The Company has not provided this guarantee to IGT on any other sales. Under the terms of the guarantee, the Company has 30 days to correct any system deficiencies or refund the $1.5 million purchase price. In November 1998, IGT referred to problems at the Orleans and requested a refund of the purchase price. The Company is working with IGT and the Orleans to determine whether the problems are related to the Company's products, the gaming machines or are caused by IGT's system. The Company believes it will be able to correct any deficiencies in its products within the contractual 30 day period.

6.      Per Share Computation

        The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the quarter ended December 31, 1997. Under the new requirements, the Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding are used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive. Where necessary, prior year amounts have been restated.


                                                                              FOR THE THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                 1998              1997
                                                                            ---------------   ---------------
                                                                                (in thousands except per
                                                                                       share data)
Net income (loss)                                                               $ (846)              $  255
                                                                                ======               ======
Weighted average number of shares of common stock and common stock equivalents outstanding:

  Weighted average number of common shares outstanding for
  computing basic earnings per share                                             8,848                8,777

  Dilutive effect of warrants and employee stock options
  after application of the treasury stock method                                    --                  354

  Dilutive effect of redeemable convertible preferred stock
  after application of the if-converted method                                      --                  519
                                                                                ------               ------
  Weighted average number of common shares outstanding for
  computing diluted earnings per share                                           8,848                9,650
                                                                                ======               ======
Earnings (loss) per share - basic                                               $ (.10)              $  .03
                                                                                ======               ======
Earnings (loss) per share - diluted                                             $ (.10)              $  .03
                                                                                ======               ======


        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:


                                                             FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            ----------------------------
                                                                 1998          1997
                                                            -------------  -------------
                                                                  (in thousands)
Warrants and employee stock options outstanding                  1,400          509
Redeemable convertible preferred stock outstanding                 519           --
                                                                 -----          ---
  Total common stock equivalents outstanding                     1,919          509
                                                                 =====          ===

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

        The Company currently offers bonusing products to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. The Company's bonusing products form a modular system and may be purchased and installed individually or as components of an integrated system. Casino-wide, fully integrated bonusing applications are offered as the Acres Bonusing System(TM) ("ABS"). Linked groups of traditional slot machines that activate a secondary "bonus" game when certain milestones are reached are offered as part of the Company's Bonus Game product line.

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended September 30, 1998 (the "current quarter") decreased to $3.3 million from net revenues of $5.9 million during the three months ended September 30, 1997 (the "prior year quarter"). The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. Of this decrease, $1.4 million was related to the Company's granting of manufacturing rights to IGT whereby the Company receives royalty payments on hardware manufactured by IGT. In the prior year quarter, the Company manufactured and sold the hardware to IGT. In addition to royalty-related decreases, volume-related decreases in sales to IGT amounted to $1.5 million. The prior year quarter also included $1.7 million of sales to a gaming machine developer which did not recur in the current quarter. These decreases were partially offset by bonusing software sales to IGT amounting to $864,000 primarily for Mirage Resorts' Bellagio property, sales made directly to Bellagio for custom bonus games and displays amounting to $671,000 and increases in other miscellaneous sales of approximately $500,000.

        Gross profit as a percentage of net revenue was nearly 60% in the current quarter compared to 45% for the prior year quarter. This increase is due to the shift to royalty-based revenue and a change in sales mix to Acres Bonusing Technology products which have higher gross profit margins than hardware-only products.

        Operating expenses for the current quarter increased by $393,000 over the prior year quarter as a result of the Company's continuing commitment of resources toward the Bonus Game product line and costs of litigation to protect the Company's patented ABS technology. The Company does not expect to realize significant revenue from the Bonus Game product line in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company had cash and cash equivalents of $7.8 million, compared to $9.9 million as of June 30, 1998. The Company does not have any debt or borrowing arrangements. The Company does not invest in derivative securities.

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

        The Company expects to generate net income and positive cash flow in the second half of fiscal 1999 primarily as a result of a $10.2 million sales agreement (the "Sales Agreement") entered into in October 1998 to provide casino-wide ABS bonusing applications, audio-visual products and an integrated slot accounting system for a new casino in Las Vegas, Nevada. The sales agreement provides for progress payments to be made to the Company as pre-defined milestones are reached. The timing of the progress payments is expected to provide sufficient cash and cash equivalent balances to fund the Company's operations during the second half of fiscal 1999.

        The Company's operations have historically used cash. During the current quarter, $1.0 million of net cash was used by operating activities primarily as a result of the operating loss adjusted for non-cash effects of depreciation and the realization of revenue previously collected as deposits. The Company increased inventory levels and corresponding accounts payable balances by over $1.0 million during the current quarter to build products deliverable under the Sales Agreement. During the current quarter, the Company spent $894,000 on capital equipment and capitalized software development costs of $512,000.

        The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993 and $7.6 million from the exercise of warrants in October 1996. In addition, in January 1997, the Company issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4.9 million.

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

        Although the Company has inquired of certain of its significant vendors as to the status of their Year 2000 compliance initiatives, no binding assurances have been received. The Company believes that its component parts and services can be obtained from multiple sources and therefore the Company is not overly reliant on any single vendor. Failure of telephone service providers or other monopolistic utilities could have a significant detrimental effect on the Company's operations. The Company does not know the status of its customers' Year 2000 compliance initiatives. Failure of the Company's customers to adequately address such issues could negatively affect their ability to purchase bonusing products. There can be no assurances that such third parties will successfully address their own Year 2000 issues over which the Company has no control.

        A formal contingency plan to address most reasonably likely "worst-case" scenarios has not yet been created, but the Company expects to develop such a plan during the next 12 months.

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements relate to: adequacy of cash and cash equivalent balances to fund the Company's operations; anticipated future sales; scheduled casino opening dates; new product introductions; patent protection; anticipated effects of the Year 2000; developments in the strategic alliance with IGT; and developments in the money back guarantee for certain software sales.

        The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; developments in the Company's strategic alliance with IGT; developments in the money back guarantee provided to IGT for certain software sales; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; the results of pending litigation and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

        Four related lawsuits have been filed in the U.S. District Court for the District of Nevada resulting from the Company's efforts to enforce its patent rights: Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-1383 HDM
(LRL) ("Suit I"); Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-738 HDM (LRL) ("Suit II"); Acres Gaming Incorporated v. Mikohn Gaming Corp., Casino Data Systems, New York New York Hotel and Casino and Sunset Station Hotel and Casino; No. CV-S-98 794 PMP (LRL) ("Suit III"); and Mikohn Gaming Corporation v. Acres Gaming Incorporated, No. CV-S-98-01529 (RLH) ("Suit IV"). Suits I, II and III have now been consolidated.

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

        In Suit IV, Mikohn asserted a claim for declaratory judgment of noninfringement, invalidity and unenforceability of U.S. Patent No. 5,741,459 ("the '459 patent") owned by the Company. Mikohn's complaint sought no damages, but requested an award of attorney's fees and costs and a declaration that the '459 patent is invalid, unenforceable by the Company and not infringed by Mikohn. The Company will respond to Mikohn's complaint on November 19, 1998.

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

ITEM 5.  OTHER INFORMATION

        In January 1997, the Company entered into a strategic alliance with IGT (the "Strategic Alliance") which included a Master Agreement for Product Development, Purchase and Sales and a $5 million investment by IGT in the Company's preferred stock. Sales to IGT under the Strategic Alliance have not met the Company's expectations. Certain casinos, including the new casino in Las Vegas, Nevada (See "Liquidity and Capital Resources"), have expressed an interest in purchasing the Company's ABS without also purchasing the IGT Gaming System(TM) which was integrated with the ABS under the Strategic Alliance. Representatives of the Company and IGT are working to redefine the relationship. As part of the redefinition, the Company has given notice to IGT that the Master Agreement for Product Development, Purchase and Sales, the component of the Strategic Alliance under which the companies jointly developed and marketed certain products, will be terminated on January 2, 1999.


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

                             ACRES GAMING INCORPORATED
                                  (Registrant)

Date: November 11, 1998       By  /s/ Robert W. Brown
                                ------------------------------------------------
                              Robert W. Brown
                              Executive Vice President, Chief Financial Officer,
                              Secretary and Treasurer
                              (principal financial and chief accounting officer)

                                INDEX TO EXHIBITS


EXHIBIT
NO.            DESCRIPTION
-------        -----------
  3.1          Articles of Incorporation of Acres Gaming Incorporated, as
               amended(1)

  3.2          Bylaws of Acres Gaming Incorporated, as amended(2)

*10.1          Amendment to Employment Agreement dated July 20, 1998 between the
               Company and John F. Acres

 27.1          Financial Data Schedule

---------

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