Form 10-Q
period 1998-12-31
ACRES GAMING INC
filed 1999-02-12
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of Common Stock, $.01 par value, outstanding on January 31, 1998 was 8,913,281.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                              Page
                                                                              ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets at December 31, 1998 and June 30, 1998                  1

        Statements of Operations for the Three and Six Months Ended
           December 31, 1998 and 1997                                          2

        Statements of Cash Flows for the Six Months Ended
           December 31, 1998 and 1997                                          3

        Notes to Financial Statements                                          4



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


PART II -- OTHER INFORMATION                                                  10

SIGNATURES                                                                    12

INDEX TO EXHIBITS                                                             13

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31, 1998
                                                                                 (UNAUDITED)       JUNE 30, 1998
                                                                              -----------------    -------------
                                                                                (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  2,776           $  9,887
  Receivables                                                                         3,812              1,929
  Inventories                                                                         4,601              2,607
  Prepaid expenses                                                                      224                103
                                                                                   --------           --------
    Total current assets                                                             11,413             14,526
                                                                                   --------           --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                                                700                540
  Equipment                                                                           4,908              4,003
  Leasehold improvements                                                                955                627
  Accumulated depreciation                                                           (3,749)            (2,919)
                                                                                   --------           --------
    Total property and equipment                                                      2,814              2,251

OTHER ASSETS                                                                          1,000                417
                                                                                   --------           --------
                                                                                   $ 15,227           $ 17,194
                                                                                   ========           ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $  2,196           $    982
  Accrued expenses                                                                      466                438
  Customer deposits                                                                     517              1,015
                                                                                   --------           --------
    Total current liabilities                                                         3,179              2,435
                                                                                   --------           --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                4,948              4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares authorized, 8.9 and 8.8 million shares issued and outstanding at December 31, 1998 and
    June 30, 1998, respectively                                                          89                 88
  Additional paid-in capital                                                         19,903             19,554
  Accumulated deficit                                                               (12,892)            (9,831)
                                                                                   --------           --------
    Total stockholders' equity                                                        7,100              9,811
                                                                                   --------           --------
                                                                                   $ 15,227           $ 17,194
                                                                                   ========           ========



      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      DECEMBER 31,                        DECEMBER 31,
                                               -------------------------           -------------------------
                                                 1998              1997              1998              1997
                                               -------           -------           -------           -------
                                                           (in thousands except per share data)
NET REVENUES                                   $ 3,059           $ 3,876           $ 6,347           $ 9,765
COST OF REVENUES                                 2,060             2,452             3,390             5,677
                                               -------           -------           -------           -------
GROSS PROFIT                                       999             1,424             2,957             4,088
                                               -------           -------           -------           -------
OPERATING EXPENSES:
  Research and development                       1,786             1,238             3,204             2,427
  Selling, general and administrative            1,423             1,384             2,928             2,725
  Non-recurring charge                              --               745                --               745
                                               -------           -------           -------           -------
    Total operating expenses                     3,209             3,367             6,132             5,897
                                               -------           -------           -------           -------
LOSS FROM OPERATIONS                            (2,210)           (1,943)           (3,175)           (1,809)

OTHER INCOME                                        70               132               189               253
                                               -------           -------           -------           -------
NET LOSS                                       $(2,140)          $(1,811)          $(2,986)          $(1,556)
                                               =======           =======           =======           =======
NET LOSS PER SHARE - BASIC                     $  (.24)          $  (.21)          $ (0.34)          $ (0.18)
                                               =======           =======           =======           =======
NET LOSS PER SHARE - DILUTED                   $  (.24)          $  (.21)          $ (0.34)          $ (0.18)
                                               =======           =======           =======           =======



        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                            1998               1997
                                                                           -------           -------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(2,986)          $(1,556)
   Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization                                            901               591
      Non-recurring charge                                                      --               745
      Changes in assets and liabilities:
         Receivables                                                        (1,883)            1,100
         Inventories                                                        (1,994)              744
         Prepaid expenses                                                     (121)              177
         Accounts payable and accrued expenses                               1,242                51
         Customer deposits                                                    (498)              (26)

                                                                           -------           -------
             Net cash from operating activities                             (5,339)            1,826
                                                                           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (1,419)           (1,442)
   Capitalized software costs                                                 (627)               --
   Other, net                                                                   (1)               (3)

                                                                           -------           -------
             Net cash from investing activities                             (2,047)           (1,445)
                                                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                 350               184
   Preferred stock dividends                                                   (75)              (37)

                                                                           -------           -------
             Net cash from financing activities                                275               147
                                                                           -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (7,111)              528

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             9,887             9,318

                                                                           -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 2,776           $ 9,846
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

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three- and six-month periods ended December 31, 1998 are not necessarily indicative of the operating results for the full year or future periods.

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

        The Company has entered into certain manufacturing royalty agreements where revenue is recognized as the licensed manufacturer sells the related hardware products.

        For certain contracts requiring significant product customization, revenue is recognized on the percentage-of-completion method. Labor hours incurred for customization and installation are the basis for determining percentage-of-completion, giving effect to the most recent estimates of such total labor hours. The effect of changes to total estimated customization and installation labor hours is recognized in the period in which such changes are determined. The Company defers revenue subject to forfeiture, refund, or other concession until such revenue meets the criteria for collectibility. Provisions for estimated losses are made in the period in which the loss first becomes apparent.

        Included in accounts receivable are unbilled receivables of $2.1 million at December 31, 1998. The Company did not have any unbilled receivables at June 30, 1998. Unbilled receivables represent revenues recognized in excess of billings on contracts accounted for under the percentage-of-completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

3.      Inventory

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                        DECEMBER 31,     JUNE 30,
                           1998            1998
                          ------          ------
                              (in thousands)
Raw Materials             $1,078          $  957
Work-in-progress             718             124
Finished Goods             2,805           1,526
                          ------          ------
                          $4,601          $2,607
                          ------          ------

4.      Capitalized Software

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Capitalized software costs were $627,000 at December 31, 1998 and are included in other assets. There were no capitalized software costs at June 30, 1998. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible.

5.      Income Taxes

        At December 31, 1998, the Company had cumulative net operating losses of approximately $11.3 million which are available to offset future taxable income through 2018. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of December 31, 1998.

6.      Contingencies

        Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and its executive officers. Those suits have been consolidated into one combined action that seeks class certification. The Company denies the allegations and intends to vigorously defend itself. (See "Part II --- Item 1. Legal Proceedings").

        Four related lawsuits have been filed in the U.S. District Court resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company intends to aggressively enforce its intellectual property rights. The Company denies all allegations asserted against it in these lawsuits and intends to vigorously defend itself. (See "Part II --- Item 1. Legal Proceedings").

        In a separate but related action, the Company has filed suit in U.S. District Court against its general liability insurance carrier for breach of insurance contract. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in certain of the four patent related lawsuits. The Company anticipates that this matter will be resolved by cross motions for summary judgment. (See "Part II --Item 1. Legal Proceedings").

         The Company and International Game Technology ("IGT") have re-defined the relationship between the companies. In January 1999, an agreement was reached under which: 1) Acres Gaming will sell its products directly to casinos;
2) the companies will negotiate a working relationship that includes future cooperation regarding the ongoing development and support of the SAS4 protocol used to communicate instructions and messages between

Acres Bonusing and IGT gaming machines; 3) IGT's request for a refund of $1.5 million for bonusing software licensed to IGT for a Las Vegas casino is resolved by enabling IGT to transfer the bonusing software licenses to another customer; and 4) The companies will develop a plan to sell IGT's inventory of certain Acres Bonusing hardware components costing approximately $1 million and equally share the resulting profit or loss.

7.      Per Share Computation

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


                                                                             FOR THE THREE
                                                                              MONTHS ENDED               FOR THE SIX MONTHS
                                                                              DECEMBER 31,               ENDED DECEMBER 31,
                                                                         ----------------------        ----------------------
                                                                           1998          1997           1998           1997
                                                                         -------        -------        -------        -------
                                                                                   (in thousands except per share data)
Net loss                                                                 $(2,140)       $(1,811)       $(2,986)       $(1,556)
                                                                         ========       =========      =========      =======
Weighted average number of shares of common stock and common stock equivalents outstanding:

   Weighted average number of common shares
   outstanding for computing basic earnings per share                      8,913          8,804          8,880          8,790


   Dilutive effect of warrants and employee stock
   options after application of the treasury stock method                     --             --             --             --


   Dilutive effect of redeemable convertible
   preferred stock after application of the if-converted method               --             --             --             --



   Weighted average number of common shares                              -------        -------        -------        -------
   outstanding for computing diluted earnings per share                    8,913          8,804          8,880          8,790
                                                                         =======        =======        =======        =======
Earnings (loss) per share - basic                                        $  (.24)       $  (.21)       $  (.34)       $  (.18)
                                                                         =======        =======        =======        =======
Earnings (loss) per share - diluted                                      $  (.24)       $  (.21)       $  (.34)       $  (.18)
                                                                         =======        =======        =======        =======


         The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been anti-dilutive:


                                            BALANCE OUTSTANDING
                                             AS OF DECEMBER 31,
                                             1998        1997
                                             ----        ----
                                               (in thousands)
Warrants and employee stock options          1,410       1,337
Redeemable convertible preferred stock         519         519

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

RESULTS OF OPERATIONS

         The Company's net revenues for the three months ended December 31, 1998 (the "current quarter") decreased to $3.1 million from net revenues of $3.9 million during the three months ended December 31, 1997 (the "prior year quarter"). The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. Of the current quarter decrease, $1.9 million was related to the Company's granting of manufacturing rights to IGT whereby the Company receives royalty payments on hardware manufactured by IGT. In the prior year quarter, the Company manufactured and sold the hardware to IGT whereby the Company records higher revenue, although gross profit is approximately the same. Sales to a gaming machine developer also decreased by $897,000 from the prior year quarter. Partially offsetting these decreases, the Company recorded $2.1 million of revenue related to a $10.2 million contract to provide casino-wide ABS bonusing applications, audio-visual products and a custom integrated slot accounting system for Mandalay Bay Resort & Casino in Las Vegas, Nevada (the "Mandalay Bay Contract").

         For the six-month period ended December 31, 1998, net revenues were $6.3 million as compared to $9.8 million for the first half of the prior fiscal year. Of this decrease, $3.3 million was related to the shift to royalties on hardware manufactured by IGT and $2.6 million was related to decreased sales to a gaming machine developer. In addition to royalty-related decreases, volume-related decreases in hardware sales to IGT amounted to $1.5 million. These decreases were partially offset by $2.1 million of Mandalay Bay Contract revenue, bonusing software sales to IGT amounting to $850,000 and sales of custom bonus games and displays amounting to $768,000.

         Gross profit as a percentage of net revenue was 33% in the current quarter compared to 37% for the prior year quarter. For the six-month period ended December 31, 1998, gross margin increased to 47% from 42% for the same period in 1997. Increases in gross profit margins related to the shift to royalty-based revenues were realized in both the current quarter and six-month period ended December 31, 1998. These increases were offset in the current quarter and partially offset in the first half of fiscal 1999 by the effect of a lower gross margin on the Mandalay Bay Contract revenue recorded during the current quarter. Initial gross profit margins on the Mandalay Bay Contract are lower because the Company defers recognition of revenue that is subject to performance penalties until such penalties have expired or are no longer applicable. The Company expects such performance penalties to expire in the second half of fiscal 1999 generating higher gross profit margins during that period.

         Operating expenses, exclusive of the non-recurring charge recorded in the prior year, increased to $3.2 million in the current quarter from $2.6 million in the prior year quarter and increased to $6.1 million for the six-month period ended December 31, 1998 from $5.2 million in the same period in 1997. Operating expenses increased over the prior periods as a result of the Company's continuing development of products utilizing the patented ABS technology and the costs of litigation to protect that technology.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had cash and cash equivalents of $2.8 million, compared to $9.9 million as of June 30, 1998. As of December 31, 1998, the Company did not have any debt or borrowing arrangements. In January 1999, the Company arranged for a $2.0 million short-term line of credit from a bank. The Company does not invest in derivative securities.

         The Company expects to generate net income and positive cash flow in the second half of fiscal 1999 primarily as a result of anticipated recognition of revenue and anticipated collections of installment payments as progress is made on the Mandalay Bay Contract. Such collections are expected to provide sufficient cash and cash equivalent balances to fund the Company's operations during the second half of fiscal 1999.

         The Company's operations have historically used cash. During the first half of fiscal 1999, $5.3 million of net cash was used by operating activities primarily as a result of the operating loss adjusted for the non-cash effect of depreciation, the increase in unbilled accounts receivable related to the Mandalay Bay Contract and investments in inventory made primarily to support the direct offering of casino-wide Acres Bonusing. The increased inventory levels generated a smaller but related increase in accounts payable. During the six-month period ended December 31, 1998, the Company spent $1.4 million on capital equipment and capitalized software development costs of $627,000.

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

         The Company has evaluated its technology and data, including imbedded non-information technology, used in the creation and delivery of its products and services and in its internal operations and has identified no significant Year 2000 issues. The core business systems are compliant. Compliant upgrades for the Company's existing slot accounting and player tracking products have been developed, submitted to regulatory authorities, made available to all customers and, in some cases, installed at the customers' sites. The Company has not incurred material costs and believes that future costs associated with addressing the Year 2000 issue will have an immaterial effect on the Company's financial results.

         Although the Company has inquired of certain of its significant vendors as to the status of their Year 2000 compliance initiatives, no binding assurances have been received. The Company believes that it is not overly reliant on any single vendor because its component parts and services can be obtained from multiple sources. Failure of telephone service providers or other monopolistic utilities could have a significant detrimental effect on the Company's operations. The Company does not know the status of its customers' Year 2000 compliance initiatives. Failure of the Company's customers to adequately address such issues could negatively affect their ability to purchase bonusing products. There can be no assurances that such third parties will successfully address their own Year 2000 issues over which the Company has no control.

         The Company has developed a contingency plan to address the most reasonably likely "worst-case" scenario. Such contingency plans include short-term, less-efficient manual operations which would not be expected to have a material adverse effect on the Company.

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1998.

         Forward-looking statements relate to: adequacy of cash and cash equivalent balances to fund the Company's operations; anticipated future sales; revenue recognition, cash collections, performance penalties and gross profit margins related to the Mandalay Bay Contract; scheduled casino opening dates; new product introductions; patent protection; anticipated effects of the Year 2000; and developments in the Company's relationship with IGT.

         The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; developments in the Company's relationship with IGT; the effect of changes in the estimates of total hours expected to be incurred to complete the Mandalay Bay Contract; the risk that performance penalties may be incurred related to the Mandalay Bay Contract; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; and the results of pending litigation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Two related lawsuits have been filed in the U.S. District Court for the District of Nevada involving the Company which allege violation of the federal securities laws by the Company and certain of its current and former executive officers: Townsend, et al. v. Acres Gaming Incorporated, et al. CV-S-97-01848-PMP (RJJ) and Jason, et al. v. Acres Gaming Incorporated, CV-S-98-00262-PMP (RJJ). Those suits have been consolidated into one combined action styled: In re Acres Gaming Securities Litigation, CV-S-97-01848-PMP
(RJJ). The combined action seeks class certification for a proposed class consisting of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The court has not yet ruled on class certification. No trial date or discovery cut-off date has been set. The defense of this suit has been tendered to and accepted by the Company's directors and officer's insurance carrier.

         Four related lawsuits have been filed in the U.S. District Court for the District of Nevada resulting from the Company's efforts to enforce its patent rights: Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-1383 HDM (LRL) ("Suit I"); Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-738 HDM (LRL) ("Suit II"); Acres Gaming Incorporated
v. Mikohn Gaming Corp., Casino Data Systems, New York New York Hotel and Casino and Sunset Station Hotel and Casino; No. CV-S-98 794 PMP (LRL) ("Suit III"); and Acres Gaming Incorporated v. Mikohn Gaming Corporation, et al , No. CV-S-98-01462 PMP (RJJ) ("Suit IV"). Suits I, II and III have now been consolidated.

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

         In Suit IV, the Company sued Mikohn and CDS for infringement of the Company's U.S. Patent Nos. 5,820,459 and 5,836,817. The defendants counterclaimed for declaratory judgment of noninfringement and invalidity of the patents. In addition, CDS counterclaimed for: "patent misuse"; "Sherman Act
Section 2 --- Attempted Monopolization"; "spoilation of evidence"; and "unfair competition --- intentional interference with prospective economic advantage". CDS's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, and attorney's fees. No trial date or discovery cut-off date has been set. The Company has tendered the defense of CDS's counterclaims to its general liability insurer, which to date, has neither accepted nor rejected the tender.

         In a separate but related action, the Company has filed suit against its former general liability insurance carrier for breach of insurance contract:
Acres Gaming Incorporated v. Atlantic Mutual Insurance Company, filed June 26, 1998 and now pending in U.S. District Court for the District of Oregon. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in Suit I. The Company anticipates that this matter will be resolved by cross motions for summary judgment. In addition, the Company has tendered the defense of Mikohn's counterclaims in Suit III to the same insurer. To date the insurer has not responded to the tender of Suit III's defense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on November 18, 1998. The following actions were taken at the Annual Meeting:

         Election of Directors. John F. Acres, Jo Ann Acres, Richard A. Carone, Floyd W. Glisson and Donald J. Massaro were elected to serve as directors for a term of one year. The holders of 8,317,829 shares voted FOR the election as a group, holders of 40,490 shares voted AGAINST and no shareholders ABSTAINED.

         Ratification of Appointment of Arthur Andersen LLP as Independent Public Accountants. The Board of Directors' appointment of Arthur Andersen as independent public accountants was ratified. The holders of 8,316,968 shares voted FOR the ratification, holders of 29,140 shares voted AGAINST and holders of 12,211 shares ABSTAINED.

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

                                        ACRES GAMING INCORPORATED
                                             (Registrant)

Date: February 12, 1999                 By /s/ Robert W. Brown
                                           -------------------------------------
                                           Robert W. Brown
                                           Executive Vice President, Chief
                                           Financial Officer, Secretary and
                                           Treasurer (principal financial and
                                           chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NO.        DESCRIPTION
---        -----------
3.1      Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

3.2      Bylaws of Acres Gaming Incorporated, as amended(2)

10.1     Equipment Sale Agreement dated October 29, 1998 between AGI
         Distribution, Inc., dba Acres Gaming Incorporated and Mandalay Corp., dba Mandalay Bay Resort & Casino

27.1     Financial Data Schedule

(1)      Incorporated by reference to the exhibits to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2)      Incorporated by reference to the exhibits to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.