Form 10-Q
period 1999-03-31
ACRES GAMING INC
filed 1999-05-17
CIK 912601

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on April 30, 1999 was 8,913,281.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                           Page
                                                                           ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets at March 31, 1999 and June 30, 1998                  1

        Statements of Operations for the Three and Nine Months Ended
           March 31, 1999 and 1998                                          2

        Statements of Cash Flows for the Nine Months Ended
           March 31, 1999 and 1998                                          3

        Notes to Financial Statements                                       4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7


PART II -- OTHER INFORMATION                                               11

SIGNATURES                                                                 13

INDEX TO EXHIBITS                                                          14

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                                         MARCH 31, 1999
                                                           (UNAUDITED)          JUNE 30, 1998
                                                         --------------         -------------
                                                                    (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                  $  7,129             $  9,887
  Receivables                                                     734                1,929
  Inventories                                                   3,913                2,607
  Prepaid expenses                                                253                  103
                                                             --------             --------
    Total current assets                                       12,029               14,526
                                                             --------             --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                          703                  540
  Equipment                                                     4,561                4,003
  Leasehold improvements                                          955                  627
  Accumulated depreciation                                     (3,717)              (2,919)
                                                             --------             --------
    Total property and equipment                                2,502                2,251

OTHER ASSETS                                                      945                  417
                                                             --------             --------
                                                             $ 15,476             $ 17,194
                                                             ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  2,319             $    982
  Accrued expenses                                              1,020                  438
  Customer deposits                                                 6                1,015
                                                             --------             --------
    Total current liabilities                                   3,345                2,435
                                                             --------             --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                          4,948                4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares
    authorized, 8.9 and 8.8 million shares issued
    and outstanding at March 31, 1999 and
    June 30, 1998, respectively                                    89                   88
  Additional paid-in capital                                   19,903               19,554
  Accumulated deficit                                         (12,809)              (9,831)
                                                             --------             --------
    Total stockholders' equity                                  7,183                9,811
                                                             ========             ========
                                                             $ 15,476             $ 17,194
                                                             ========             ========


      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       MARCH 31,                          MARCH 31,
                                              -------------------------          --------------------------
                                                1999             1998              1999             1998
                                              --------         --------          --------          --------
                                                         (in thousands, except per share data)
NET REVENUES                                  $  6,414         $  2,764          $ 12,761          $ 12,529
COST OF REVENUES                                 3,485            2,287             6,875             7,964
                                              --------         --------          --------          --------
GROSS PROFIT                                     2,929              477             5,886             4,565
                                              --------         --------          --------          --------
OPERATING EXPENSES:
  Research and development                       1,498            1,282             4,702             3,709
  Selling, general and administrative            1,364            1,280             4,292             4,005
  Non-recurring charge                              --               --                --               745
                                              --------         --------          --------          --------
    Total operating expenses                     2,862            2,562             8,994             8,459
                                              --------         --------          --------          --------

INCOME (LOSS) FROM OPERATIONS                       67           (2,085)           (3,108)           (3,894)
OTHER INCOME                                        16              170               205               423
                                              ========         ========          ========          ========
NET INCOME (LOSS)                             $     83         $ (1,915)         $ (2,903)         $ (3,471)
                                              ========         ========          ========          ========
NET INCOME (LOSS) PER SHARE - BASIC           $    .01         $   (.22)         $  (0.33)         $  (0.39)
                                              ========         ========          ========          ========
NET INCOME (LOSS) PER SHARE - DILUTED         $    .01         $   (.22)         $  (0.33)         $  (0.39)
                                              ========         ========          ========          ========


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                           1999             1998
                                                                          -------          -------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(2,903)         $(3,471)
   Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization                                         1,349            1,095
      Non-recurring charge                                                     --              745
      Changes in assets and liabilities:
         Receivables                                                        1,195            2,604
         Inventories                                                       (1,306)           1,207
         Prepaid expenses                                                    (150)             269
         Accounts payable and accrued expenses                              1,919             (562)
         Customer deposits                                                 (1,009)             (56)
                                                                          -------          -------
             Net cash from operating activities                              (905)           1,831
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (1,554)          (1,630)
   Capitalized software costs                                                (627)              --
   Other, net                                                                  53                5
                                                                          -------          -------
             Net cash from investing activities                            (2,128)          (1,625)
                                                                          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                350              233
   Preferred stock dividends                                                  (75)             (75)
                                                                          -------          -------
             Net cash from financing activities                               275              158
                                                                          -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,758)             364
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            9,887            9,318
                                                                          -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 7,129          $ 9,682
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

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three- and nine-month periods ended March 31, 1999 are not necessarily indicative of the operating results for the full year or future periods.

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

        For certain contracts requiring significant product customization, revenue is recognized on the percentage-of-completion method. Labor costs incurred for customization and installation are the basis for determining percentage-of-completion, giving effect to the most recent estimates of such total labor costs. The effect of changes to total estimated customization and installation labor costs is recognized in the period in which such changes are determined. The Company defers revenue subject to forfeiture, refund, or other concession until such revenue meets the criteria for collectibility. Provisions for estimated losses are made in the period in which the loss first becomes apparent.

        Included in accounts receivable are unbilled receivables of $152,000 at March 31, 1999. The Company did not have any unbilled receivables at June 30, 1998. Unbilled receivables represent revenues recognized in excess of billings on contracts accounted for under the percentage-of-completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

3. Inventory

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                        MARCH 31,       JUNE 30,
                          1999           1998
                         ------         -------
                            (in thousands)
Raw Materials            $1,190         $  957
Work-in-progress            286            124
Finished Goods            2,437          1,526
                         ------         ------
                         $3,913         $2,607
                         ------         ------

4. Capitalized Software

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Capitalized software costs were $627,000 at March 31, 1999 and are included in other assets. There were no capitalized software costs at June 30, 1998. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible.

5. Income Taxes

        At March 31, 1999, the Company had cumulative net operating losses of approximately $11.2 million that are available to offset future taxable income through 2018. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of March 31, 1999.

6. Contingencies

        Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and certain of its current and former executive officers. Those suits have been consolidated into one combined action that seeks class certification. The Company denies the allegations and intends to vigorously defend itself. (See "Part II - Item 1. Legal Proceedings").

        Four related lawsuits have been filed in the U.S. District Court resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company intends to aggressively enforce its intellectual property rights. The Company denies all allegations asserted against it in these lawsuits and intends to vigorously defend itself. In separate but related actions, the Company has filed suits against its former and current general liability insurance carriers for breach of insurance contract. The Company's suits are based on the insurers' refusal to defend certain counterclaims brought against the Company in certain of the four related patent lawsuits. The Company anticipates that these suits against its insurance carriers will be resolved by cross motions for summary judgment. (See "Part II -
Item 1. Legal Proceedings").

        Two lawsuits have been filed regarding the Wheel of Gold(TM) technology that is the subject of two patents (the "WOG" Patents) that have been assigned to Anchor Gaming ("Anchor"). In the first suit, Anchor has brought a patent infringement action against the Company, based on the WOG Patents, which is now pending in U.S. District Court in Las Vegas. The Company has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. In the second action, the Company has filed suit in state court in Oregon alleging that Anchor wrongfully used the Company's technology to obtain the WOG Patents. (See "Part II - Item 1. Legal Proceedings").

7.      Per Share Computation

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

                                                               FOR THE THREE                FOR THE NINE MONTHS
                                                          MONTHS ENDED MARCH 31,               ENDED MARCH 31,
                                                          -----------------------          ------------------------
                                                           1999            1998             1999             1998
                                                          -------         -------          -------          -------
                                                                    (in thousands, except per share data)
Net income (loss)                                         $    83         $(1,915)         $(2,903)         $(3,471)
                                                          =======         =======          =======          =======

Weighted average number of shares of common stock and common stock equivalents outstanding:

   Weighted average number of common shares
   outstanding for computing basic earnings per
   share                                                    8,913           8,816            8,891            8,798

   Dilutive effect of warrants and employee stock
   options after application of the treasury
   stock method                                                 1              --               --               --

   Dilutive effect of redeemable convertible
   preferred stock after application of the
   if-converted method                                      1,812              --               --               --
                                                          -------         -------          -------          -------
   Weighted average number of common shares
   outstanding for computing diluted earnings per
   share                                                   10,726           8,816            8,891            8,798
                                                          =======         =======          =======          =======

Earnings (loss) per share - basic                         $   .01         $  (.22)         $  (.33)         $  (.39)
                                                          =======         =======          =======          =======

Earnings (loss) per share - diluted                       $   .01         $  (.22)         $  (.33)         $  (.39)
                                                          =======         =======          =======          =======

       The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been anti-dilutive:


                                                 FOR THE THREE            FOR THE NINE MONTHS
                                             MONTHS ENDED MARCH 31,          ENDED MARCH 31,
                                               -------------------         -------------------
                                               1999          1998           1999         1998
                                               -----         -----         -----         -----
                                                                      (in thousands)
Warrants and employee stock options            1,430         1,268         1,436         1,268
Redeemable convertible preferred stock            --           519           519           519

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

        The Company currently offers bonusing products to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. The Company's bonusing products form a modular system and may be purchased and installed individually or as components of an integrated system. Casino-wide, fully integrated bonusing applications are offered as Acres Bonusing(TM). Linked groups of traditional slot machines that activate a secondary "bonus" game when certain milestones are reached are offered as part of the Company's Bonus Game product line.

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended March 31, 1999 (the "current quarter") increased to $6.4 million from net revenues of $2.8 million during the three months ended March 31, 1998 (the "prior year quarter"). The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. The increase in net revenues over the prior year quarter included $5.1 million of revenue related to a contract to provide casino-wide Acres Bonusing applications, audio-visual products and a custom integrated slot accounting system for Mandalay Bay Resort & Casino in Las Vegas, Nevada (the "Mandalay Bay Contract"). Partially offsetting the increase resulting from the Mandalay Bay Contract revenue was a decrease in net revenues of $484,000 related to the Company's granting of manufacturing rights to IGT pursuant to which the Company receives royalty payments on hardware manufactured by IGT. In the prior year quarter, when the Company manufactured and sold hardware to IGT, the Company recorded higher per unit revenue, although per unit gross profit was approximately the same. In addition to royalty-related decreases, volume-related decreases in net revenues resulting from reduced hardware sales to IGT amounted to $1.4 million.

        For the nine-month period ended March 31, 1999, net revenues were $12.8 million as compared to $12.5 million for the same period in the prior fiscal year. Although net revenue increased by less than 2%, there were significant changes in the sources of the revenue. New sources of revenue included in the current nine-month period were $7.2 million from the Mandalay Bay Contract, $1.1 million from bonusing software sales to IGT and $883,000 from custom bonus games and displays. These new sources of revenue were almost entirely offset by reductions of $3.8 million related to the shift to royalties on hardware manufactured by IGT, $2.6 million related to decreased sales to a gaming machine developer and $2.8 million related to volume-related decreases in hardware sales to IGT.

        Gross profit as a percentage of net revenue was 46% in the current quarter as compared to 17% for the prior year quarter. For the nine-month period ended March 31, 1999, gross profit margin increased to 46% from 36% for the same period in the prior fiscal year. The increases in gross profit margins related to the shift to royalty-based revenues were three percentage points and 11 percentage points in the current quarter and nine-month period ended March 31, 1999, respectively. Because the Company defers recognition of revenue that is subject to performance penalties until such penalties have expired or are no longer applicable, the gross profit margin in the current quarter includes eight percentage points resulting from the expiration of certain performance penalties related to the Mandalay Bay Contract. The current quarter's gross profit margin also increased 11 percentage points as a result of absorbing certain fixed manufacturing and service costs over a larger sales volume. The remaining favorable gross profit margin variance in the current quarter is a result of changes in the mix of products sold.

        Operating expenses increased to $2.9 million in the current quarter from $2.6 million in the prior year quarter and increased to $9.0 million for the nine-month period ended March 31, 1999 from $7.7 million, exclusive of the non-recurring charge, for the same period in the prior fiscal year. Operating expenses increased over the prior periods as a result of the Company's continuing development of products utilizing the patented Acres Bonusing Technology and the costs of litigation to protect that technology.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1999, the Company had cash and cash equivalents of $7.1 million, as compared to $9.9 million as of June 30, 1998. In April 1999, the number of software products to be delivered under the Mandalay Bay Contract was reduced, which caused a reduction of $3.1 million in the payments due under that contract and resulted in a negative material effect on cash flows for the second half of fiscal 1999.

        At March 31, 1999, the Company's backlog of orders for its products was approximately $550,000. The Company does not believe that backlog is a meaningful indication of sales. Sales to the Company's customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within a few months of receipt of an order. The Company does not have any material ongoing long-term sales contracts. At its current stage of operations, the Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

        The Company is in negotiations with a number of current customers for additional products (the "Pending Sales Agreements"), the aggregated value of which could exceed $10 million. However, even if finalized, those orders are not expected to significantly affect fourth quarter operating results.

        The Company expects to complete the negotiation of the Pending Sales Agreements and expects that payments under those agreements will provide sufficient operating cash flow for the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. Failure to obtain the Pending Sales Agreements or, if obtained, failure to successfully deliver the products covered by the Pending Sales Agreements or failure to subsequently collect the resulting revenues could have a material adverse affect on the Company's liquidity.

        In May 1999, the Company announced that it will move its headquarters to Las Vegas, Nevada from Corvallis, Oregon. Expenses associated with the relocation are anticipated to approximate $400,000. The Company expects that such relocation will allow it to better serve its customers and reduce its annual operating expenses by in excess of $1.0 million. Additionally, the Company has the ability to further reduce operating expenses by reducing staffing and other expenses.

        As of March 31, 1999, the Company did not have any debt, but does have access to a $2.0 million short-term line of credit from a bank. This line of credit expires on May 31, 1999. The Company plans to seek an extension of the line of credit, but there can be no assurance that an extension will be obtained. The Company does not invest in derivative securities.

        The Company's operations have historically used cash. During the first nine months of fiscal 1999, $905,000 of net cash was used by operating activities primarily as a result of the operating loss adjusted for the non-cash effect of depreciation and amortization and the realization of revenue previously collected as deposits. These uses of cash were partially offset by the collection of $1.2 million of accounts receivable. Additionally, the Company increased inventory levels and the related accounts payable balances in anticipation of future demand for its Acres Bonusing products. During the nine-month period ended March 31, 1999, the Company spent $1.6 million on capital equipment and capitalized software development costs of $627,000.

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

        The Company has evaluated its technology and data, including imbedded non-information technology, used in the creation and delivery of its previous generations of products and services (the "Legacy" products) and in its internal operations and has identified no significant Year 2000 issues. The core business systems are compliant. Compliant upgrades for the Company's Legacy slot accounting and player tracking products have been developed and will be made available to all customers prior to December 31, 1999. The Company is also testing its most recent generation of slot accounting, player tracking and bonusing systems to identify any Year 2000 issues, but the Company believes that these systems are compliant in all material respects. The Company has not incurred material costs and believes that future costs associated with addressing the Year 2000 issue will have an immaterial effect on the Company's financial results.

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

        The Company has developed a contingency plan to address the most reasonably likely "worst-case" scenario. Such contingency plan includes manually conducting operations in the short-term, which would be less efficient, but would not be expected to have a material adverse effect on the Company.

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1998.

        Forward-looking statements relate to: the Pending Sales Agreements; sales backlog; adequacy of cash and cash equivalent balances to fund the Company's operations; anticipated future sales; anticipated costs of relocating the Company's headquarters and the amount of expected annual operating cost savings related to such relocation; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; the availability of an extension on the Company's line of credit; patent protection; and anticipated effects of the Year 2000.

        The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that future sales, such as the Pending Sales Agreements, may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; the failure to realize anticipated savings from the corporate headquarters relocation; the failure to accurately forecast the cost of relocation; developments in the Company's relationship with IGT; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; the ability of the Company to obtain an extension on the Company's line of credit; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; and the results of pending litigation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Two related lawsuits have been filed in the U.S. District Court for the District of Nevada involving the Company that allege violation of the federal securities laws by the Company and certain of its current and former executive officers: Townsend, et al. v. Acres Gaming Incorporated, et al. CV-S-97-01848-PMP (RJJ) and Jason, et al. v. Acres Gaming Incorporated, CV-S-98-00262-PMP (RJJ). Those suits have been consolidated into one combined action styled: In re Acres Gaming Securities Litigation, CV-S-97-01848-PMP
(RJJ). The combined action seeks class certification for a proposed class consisting of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The court has not yet ruled on class certification. No trial date or discovery cut-off date has been set. The defense of this suit has been tendered to and accepted by the Company's directors and officer's insurance carrier.

        Two lawsuits have been filed regarding ownership of the Wheel of Gold ("WOG") technology that is the subject of the WOG Patents. In the first suit, Anchor, Anchor Coin, and Spin for Cash Wide Area Progressive Joint Venture, Anchor's partnership with International Game Technology, (together, the "Plaintiffs") sued the Company for infringement of the WOG Patents, breach of warranty, and breach of contract: Anchor Gaming, et al. v. Acres Gaming Incorporated, No. CV-S-99-00245-LDG (LRL). Plaintiffs seek to enjoin the Company from infringing the WOG Patents and from competing with it in the sale of WOG gaming devices. The Plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney's fees. The Company has counterclaimed seeking to correct inventorship by naming Company employees as inventors on the WOG Patents. No trial date or discovery cut-off has been set. The defense of this suit has been tendered to and accepted by the Company's general liability insurance carrier.

        In a second action, the Company filed suit in Benton County, Oregon against Anchor and Spin for Cash Wide Area Progressive Joint Venture: Acres Gaming Incorporated v. Anchor Gaming, et al., No. 99-10125. The suit alleges that Anchor wrongfully used the Company's intellectual property to obtain the WOG Patents without the consent of the Company, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit, and attorney's fees.

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

        In Suit I, Mikohn Gaming Corp. ("Mikohn") asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,655,961 ("the `961 patent") owned by the Company. Mikohn also asserted claims for "intentional interference with a business relationship," "intentional interference with prospective business relationship," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's complaint sought unspecified damages, punitive damages, attorney's fees, interest on the alleged damages, an injunction against the conduct alleged in the complaint, and a declaration that the `961 patent is invalid and not infringed by Mikohn or its customers. The Company has filed a counterclaim for infringement of the `961 patent, and has denied Mikohn's other allegations.

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

        In Suit III, the Company sued Mikohn, Casino Data Systems ("CDS"), New York New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations" under 11 U.S.C. Section 1125, "interference with prospective economic relations," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims.

        In Suit IV, the Company sued Mikohn and CDS for infringement of the Company's U.S. Patent Nos. 5,820,459 and 5,836,817. The defendants counterclaimed for declaratory judgment of noninfringement and invalidity of the patents. In addition, CDS counterclaimed for: "patent misuse"; "Sherman Act
Section 2 - Attempted Monopolization"; "spoilation of evidence"; "unfair competition - intentional interference with prospective economic advantage" and "misappropriation of trade secrets". CDS's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, and attorney's fees. No trial date has been set.

        In separate but related actions, the Company has filed suit against its former general liability insurance carrier for breach of insurance contract:
Acres Gaming Incorporated v. Atlantic Mutual Insurance Company, filed June 26, 1998 and now pending in U.S. District Court for the District of Oregon. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in Suit I. In addition, the Company has filed suit against its current general liability insurance carrier for breach of insurance contract : Acres Gaming Incorporated v. St. Paul Fire & Marine Insurance Co., filed March 20, 1999, now pending in U.S. District Court for the District of Oregon. This suit is based on the insurer's refusal to defend against CDS's counterclaims in Suit IV. The Company anticipates that both of these matters will be resolved by cross motions for summary judgment.

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

                                       ACRES GAMING INCORPORATED
                                             (Registrant)

Date: May 14, 1999                     By  /s/ Robert W. Brown
                                           -------------------------------------
                                           Robert W. Brown
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (principal financial and chief
                                           accounting officer)

                                INDEX TO EXHIBITS

      EXHIBIT
      NO.               DESCRIPTION
      -------           -----------
        3.1     Articles of Incorporation of Acres Gaming Incorporated, as
                amended(1)

        3.2     Bylaws of Acres Gaming Incorporated, as amended(2)

       27.1     Financial Data Schedule


----------
(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.