Form 10-K405
period 1999-06-30
ACRES GAMING INC
filed 1999-09-27
CIK 912601

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-K

        [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

               --------------------------------------------------

                 7115 AMIGO, SUITE 150, LAS VEGAS, NEVADA 89119
                    (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (702) 263-7588

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

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 1999 was $12,486,000. For purposes of this computation, all executive officers and directors of the Registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 31, 1999 was 8,913,281 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held December 3, 1999.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                        PART I
ITEM 1.     BUSINESS.................................................................1
              General................................................................1
              The Market.............................................................1
              Products...............................................................1
              Strategic Alliance with IGT............................................4
              Communication Protocol.................................................4
              Research and Development...............................................4
              Customers..............................................................5
              Marketing..............................................................5
              Production and Manufacturing...........................................5
              Patents................................................................6
              Competition............................................................6
              Government Regulation..................................................7
              Employees.............................................................11
              Forward-Looking Statements............................................11

ITEM 2.     PROPERTIES..............................................................11

ITEM 3.     LEGAL PROCEEDINGS.......................................................12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................13

            EXECUTIVE OFFICERS OF REGISTRANT........................................14

                                            PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................15

ITEM 6.     SELECTED FINANCIAL DATA.................................................16

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...................................................16

            FACTORS THAT MAY AFFECT FUTURE RESULTS..................................19

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................23

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE....................................................37

                                            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................37

ITEM 11.    EXECUTIVE COMPENSATION..................................................37

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........37

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................37

                                            PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..................38

            SIGNATURES..............................................................39

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's principal products are based on its proprietary Acres Bonusing Technology(TM) and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. Acres Bonusing Technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible bonus and incentive programs that have not previously been offered.

THE MARKET

        In recent years, legalized gaming has significantly expanded in the United States. As part of this expansion, casino-style gaming has become an increasingly important component of the "leisure time" industry. The expansion resulted from the introduction of riverboat-style gaming in the Midwestern United States, the growth of Native American casino gaming and growth in the established Nevada market.

        Casino gaming has also grown rapidly worldwide, including in Australia, Canada, Europe and Africa, as well as in parts of the former Soviet Union and South America. The Company estimates that approximately 800,000 casino-style gaming machines are currently in use throughout the world, including approximately 430,000 in the United States.

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

PRODUCTS

        Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting and visual analysis modules that may be purchased and installed individually or as components of an integrated system. The Company offers products primarily in two major categories:

        1) Casino-wide, fully integrated applications offered as the Acres Advantage(TM)

        2) Bonus Games comprised of single or a linked group of traditional slot machines that activate a secondary "bonus" game when certain milestones are reached on the traditional games.

        ACRES ADVANTAGE

        An Acres Advantage installation in a casino includes electronic hardware installed in the gaming machines, microprocessor-based controllers for groups of gaming machines and computers and software that gather data, operate bonuses and generate reports for casino management. The Acres Advantage is based on a Microsoft(R) SQL Server(TM) version 7.0 platform and is designed to take advantage of future improvements in Microsoft's SQL technology. The Acres Advantage system has more than enough capacity to serve the world's largest casinos.

Various components of the Acres Advantage casino-wide system are installed in high profile casinos such as Mandalay Resort Group's Mandalay Bay in Las Vegas, Nevada and Mirage Resort's Bellagio and Beau Rivage located in Las Vegas and Biloxi, Mississippi, respectively. International Acres Advantage installations include Star City in Sydney Australia and Crown South Bank Casino in Melbourne, Australia. The Company is currently installing Acres Advantage in Mandalay Resort Group's MotorCity Casino in Detroit, Michigan.

        Components of the Acres Advantage and the software used in many popular gaming machines that support the Acres Advantage have been approved by the Nevada Gaming Control Board and regulatory authorities for several other states and for two states in Australia. (See "Communication Protocol" and "Government Regulation").

        The Acres Advantage casino-wide system currently includes Wizard(TM) slot accounting, Merlin(TM) casino mapping and Acres Bonusing(TM). The Company has developed the Prophet(TM) player tracking module that is expected to be available for installation in the fall of 1999 and Coinless Transit(TM), a method of using a player tracking card to facilitate cashless and coinless wagering, that is expected to be available for installation by December 1999.

        Wizard Slot Accounting. Wizard slot accounting products collect play data about each gaming device. This information is transmitted to a central computer system where it is immediately available to the casino management, and where it is stored for future analysis and reporting. The equipment is configured to monitor all slot machine functions including coins deposited in the machine, coins paid out of the machine, coins available to "drop", number of games played, jackpot occurrences and other machine functions.

        Merlin Casino Mapping. This software product provides a visual rendition of the casino's slot accounting database, graphically projected as a map of the casino floor, which allows casino management to graphically see the numerical statistics of the casino operations. This product allows for quick recognition of the play and service activity occurring at each gaming machine on the casino floor.

        Prophet Player Tracking. Scheduled for availability in the fall of 1999, the Company's Prophet player tracking module builds upon a casino's accounting system to gather and record information about individual players, much like an airline's "frequent flyer" program. Each customer who elects to enroll in the casino's "players club" is given a plastic card that uniquely identifies the player. The player inserts the card into an electronic card reader on the gaming machine and the system automatically records the player's level of play. Casino management can use this information to provide special incentives and rewards to individual players or groups of players in order to increase player loyalty. Acres Advantage is designed to further enhance player loyalty by requiring the use of a player tracking card to qualify for certain bonuses.

        Coinless Transit. Scheduled for availability in December 1999, this product allows players club members to transfer game credits from one gaming machine to another or to a redemption kiosk at which the game credits can be cashed out. By reducing the number of cash replenishments, or machine fills, that are required when slot players cash out their winnings, this feature reduces the casino's floor staffing expenses. Players also receive greater convenience by eliminating delays caused when machines run out of coins.

        The following bonuses and promotions are contained in the Acres Bonusing module of Acres Advantage. Customers may purchase and implement these bonuses individually or collectively.

        XtraCredit(TM). This patent pending feature is used to award special incentive bonuses to players club members. With just a few keystrokes, casino personnel can establish XtraCredit bonuses to provide incentives for players club members to attend the casino's special promotional events or to celebrate the player's special events such as birthdays or anniversaries at the casino. XtraCredit bonus awards dramatically reduce the casino's existing cash voucher mailing and redemption costs and provide a wide variety of marketing opportunities for the casino to retain customers.

        XtraCredit may also be used by other bonus applications as an award mechanism to allow the players to redeem their points earned or bonus awards won for free games on the gaming machines. Nevada gaming regulators have ruled that amounts wagered by the player through the use of XtraCredits are excluded for gaming tax purposes. This ruling results in savings from using XtraCredit of nearly 6.25% of the cost of players club awards. In addition to the tax savings, players' time at the gaming machine may be increased, as players no longer have to visit the players club booth to collect their rewards. Finally, by offering the XtraCredit redemption, the casino may reduce the amount of players club points that are exchanged for cash awards that can be spent outside of their casino.

        PointPlay(TM). This feature allows casino players to earn points for slot play in a manner consistent with a standard player tracking system where the casino can configure the rates at which points are earned and values at which they are redeemed. PointPlay allows players to redeem their points for free games directly at the gaming machine.

        ReturnPlay(TM). To encourage players to return to the casino at a later date, the ReturnPlay feature awards a bonus to players that earn a predetermined number of slot club points. The ReturnPlay bonus is automatically redeemed when the player returns to the casino at a future date and inserts their players club card into the game.

        Personal Progressive(R). Although the vast majority of gaming machine players never experience the excitement of winning a progressive jackpot, the Personal Progressive bonus creates an individual progressive jackpot for each players club member that only they can win. The Personal Progressive jackpot grows as the customer plays, which adds excitement and provides an incentive to continue to visit the casino.

        Appreciation Time(TM). Casino personnel may reward players with multiple jackpots anywhere from two to nine times the normal payout for winning combinations. This promotion can be used to reward a casino's best customers or can be used to improve play in certain areas or at slow times of the day. Appreciation Time can be applied to the whole casino or only to a specific bank of gaming machines. This bonus provides greater control over appreciation gifts by insuring the gifts go to customers who are actually playing the games.

        Random Riches(TM) and Lucky Coin(TM). These progressive jackpot bonuses are granted to the player inserting the "nth coin" where the frequency of "n" and the funding parameters of the bonus are established by the casino. Awards can be created that vary between small jackpots every few minutes and life-changing jackpots every few weeks. These bonuses can be applied to any number of gaming machines (from one machine to every machine in the casino) and any one gaming machine may be tied to multiple bonuses. These promotions also have the ability to alert players with custom audio sequences just before the bonus is awarded. The casino may elect to award smaller Celebration Prizes(TM) or Near Winner(TM) prizes to some or all of the players in the casino at the time the Lucky Coin bonus is awarded. Celebration Prizes may be awarded to players club members only or in varying amounts to players club VIPs, regular players club members and non-members.

        BONUS GAMES

        The Company develops proprietary bonus games that it operates on a revenue-sharing basis.

        The Company has four bonus games that are approved for distribution in Nevada. Two of these games, Money Mint(TM) and Add `Em Up(TM), have been installed under revenue-sharing arrangements in casinos in Las Vegas. All of the Company's bonus games incorporate full-color, high-resolution plasma screens over one or more traditional slot machines. Dynamic animated sequences are displayed on the plasma screens to attract, instruct, entertain and communicate bonus awards to the players. State-of-the-art sound packages complement the animation. These bonus games have not been in operation long enough to indicate if there will be a strong demand for either game.

        The Money Mint bonus game incorporates a linked bank of four to six traditional slot machines, or base games. Players of these base games are selected to play the secondary "bonus" game when a Money Mint symbol appears in the base game's payline. The bonus game, viewed on a single overhead plasma display, includes animated minting equipment and allows the player to spin a bonus wheel for a guaranteed award.

        The Add `Em Up bonus game is comprised of a single slot machine under a single overhead plasma display picturing three spinning slot machine reels. An Add `Em Up symbol on the base game's payline allows the player to play the bonus game by spinning the video reels of the bonus game. The dollar amounts on the video reels are added together to arrive at the bonus game award. Every play on the secondary bonus game results in a bonus being awarded to the slot player.

        The Company is also jointly developing a Three Stooges(TM) themed bonus game with Shuffle Master, Inc. that is expected to be released in the Fall of 1999. This bonus game incorporates the novelty of the famous comedy trio where players reaching the bonus round win cash bonuses as vintage Three Stooges video clips are displayed on overhead and in-machine video displays.

STRATEGIC ALLIANCE WITH IGT

        In January 1997, the Company entered into a strategic alliance (the "Strategic Alliance") with International Game Technology ("IGT") which included a Master Agreement for Product Development, Purchase and Sales and a $5 million investment by IGT in the Company's preferred stock. At that time, the Company discontinued development of the Company's DOS-based slot accounting and player tracking system (the "Legacy" products) and instead, developed and sold component parts and Acres Bonusing to IGT for inclusion in casino installations with the IGT Smart System and IGS slot accounting and player tracking systems.

        Sales to IGT under the Strategic Alliance did not meet the Company's expectations. Certain casinos expressed an interest in purchasing Acres Bonusing without also purchasing IGS. In October 1998 the Company signed a sales agreement to install Acres Bonusing in Mandalay Bay in Las Vegas, Nevada. The Company decided that pursuing direct sales of Acres Bonusing while also selling through IGT would not be feasible. The Company ended the Strategic Alliance on January 2, 1999. The Company continues to work with IGT to support existing installations of the combined Acres/IGS system.

        In September 1998, Albert Crosson, Vice Chairman of IGT, resigned from the Company's Board of Directors.

COMMUNICATION PROTOCOL

        The Company and IGT have jointly developed a communication protocol known as SAS4. The protocol is used to communicate instructions and messages between Acres Bonusing and gaming machines. The communication of these instructions and messages is essential to the operation of bonuses. Although the Company and IGT have agreed that the Company can use SAS4 in connection with certain installations, IGT has stated that the Company does not have an unrestricted right to use SAS4 with non-IGT games. The Company believes that it has joint ownership of the protocol and the ability to use and license the protocol.

        The Company is a founding member of the Gaming Manufacturers Association ("GAMMA") which, among other things, is jointly developing a standardized communication protocol that will be licensed to all GAMMA members. This protocol may be a viable alternative to SAS4 but this new protocol is not available for implementation at this time.

RESEARCH AND DEVELOPMENT

        The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 46 full-time employees involved in research and development as of August 31, 1999. Research and development expenses were $6.4 million, $5.2 million and $5.1 million in the years ended June 30, 1999, 1998 and 1997, respectively.

CUSTOMERS

        Large casinos with more than 1,000 gaming machines represent the principal market for Acres Advantage. Casinos of this size are generally large enough to support a professional management staff capable of using the analytical and promotional tools provided by Acres Advantage. This market includes many casinos in Las Vegas, Reno and Laughlin, Nevada, and Atlantic City, New Jersey, as well as a number of Native American and riverboat casinos in various other states and a number of casinos in Australia, South Africa and Europe.

        Sales of Acres Advantage to Mandalay Bay accounted for 51 percent of the Company's net revenues in 1999. Sales to IGT accounted for 23 percent, 75 percent and 28 percent of the Company's net revenues in 1999, 1998 and 1997, respectively. (See "Strategic Alliance with IGT"). Sales of components to Anchor Gaming ("Anchor"), primarily related to their Wheel of Gold bonusing game, accounted for 18 percent and 28 percent of the Company's net revenues in 1998 and 1997, respectively. Sales of the system components and bonusing applications to Aristocrat for the Crown Casino in Melbourne, Australia accounted for 12 percent of the Company's net revenues in 1997.

        The Company's backlog of orders for its products were approximately $9.6 million, $2.1 million and $6.1 million as of June 30, 1999, 1998 and 1997, respectively. Backlog, however, may not be a meaningful indication of future sales. Sales to the Company's customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within several months of receipt of the order. The Company does not have any ongoing long-term sales contracts. At its current stage of operations, the Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

MARKETING

        The Company currently markets its products and provides service to customers from its headquarters in Las Vegas, Nevada and its office in Corvallis, Oregon.

PRODUCTION AND MANUFACTURING

        Through fiscal 1999, the Company's manufacturing operation consisted primarily of the assembly of electronic circuit boards and cables from components purchased from third parties. In July 1999, in conjunction with the relocation of the Company's headquarters to Las Vegas, Nevada, the Company began outsourcing almost all of the hardware components of its products. The circuit boards are manufactured and assembled to the Company's specifications by contract manufacturers. A key component of each product is computer software that is copied onto electronic chips by contract manufacturers. The Company believes that its component parts and services can be obtained from multiple sources and therefore that it is not overly reliant on any single vendor. Company engineers conduct the development, testing and maintenance of the software.

PATENTS

        The Company has applied for United States and foreign patents on certain features of its product line, and may in the future apply for other United States patents and corresponding foreign patents. The following patents have been issued to the Company:

-------------------------------------------------------------------------------------------------

   ISSUE DATE      PATENT                        EXAMPLES OF PATENT PROTECTION
                     NO.
-------------------------------------------------------------------------------------------------
August 1997       5,655,961  This patent protects the implementation of a bonus pay table in a gaming machine and the implementation of a "Bonus Pool."  A Bonus
                             Pool is configurable by casino management to control the total amount of special bonuses paid, thus making it possible for such promotions to be kept within a casino's budget.

-------------------------------------------------------------------------------------------------
January 1998      5,702,304  This patent protects the Company's illuminated card reader, a player tracking system component, which indicates the point of card insertion and communicates bonus eligibility to the players and communicates game and player status to the casino through the use of various colors.

-------------------------------------------------------------------------------------------------
April 1998        5,741,183  This patent protects a method of identifying and categorizing individual gaming devices that are connected to a casino's computer network.  It includes a memory device which allows for the identification and coding of each piece of gaming equipment with its individual configurations even when they are disconnected or moved to another location within the casino.

-------------------------------------------------------------------------------------------------
May 1998          5,752,882  This patent protects a method of operating gaming machines in which the casino is able to pre-select which games participate in a variety of bonusing promotions such as linked progressive jackpots or linked random bonuses.

-------------------------------------------------------------------------------------------------
October 1998      5,820,459  This patent protects a networked gaming bonusing system which enables a casino to pre-select which games participate in bonusing promotions.

-------------------------------------------------------------------------------------------------
November 1998     5,836,817  This patent protects a method of operating gaming machines in which the casino is able to pre-select which games participate in a variety of bonusing promotions such as linked
                             progressive jackpots or linked random bonuses.

-------------------------------------------------------------------------------------------------
December 1998     5,854,542  This patent protects the Company's proprietary fluorescent flashing and diming lamps which are placed on gaming machines and operate to indicate promotional features.

-------------------------------------------------------------------------------------------------
March 1999        5,876,284  The patent protects a networked gaming bonusing system, namely the
                             Company's Hurricane Zone(R) bonus promotion.

-------------------------------------------------------------------------------------------------

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

COMPETITION

        The Company believes that its products compete principally on the basis of functionality, price and service. The Company believes that its proprietary Acres Bonusing Technology provides a competitive advantage. In addition to the recently issued patents discussed above, the Company has several other patents pending which cover many additional aspects of its Acres Bonusing Technology.

        Several other companies have products that compete with the slot accounting and player tracking modules of the Acres Advantage product line. Each of these competitors has financial and other resources that are greater than those of the Company. IGT, the largest manufacturer of gaming machines in the world, has an additional competitive advantage in selling its slot accounting and player tracking systems to its existing gaming machine customer base. (See "Strategic Alliance with IGT").

        Although several competitors claim to have the ability to offer bonusing products with functionality similar to Acres Advantage, the Company is aware of significant installations of those products only by Casino Data Systems ("CDS") and Mikohn Gaming Corporation ("Mikohn"). The Company believes that CDS and Mikohn's initial bonusing products, which have been installed in several casinos, infringe the Company's recently issued patents and will infringe certain of the Company's pending patents, if issued. The Company has notified CDS, Mikohn and their customers of the patent infringement and initiated patent infringement litigation. (See "Legal Proceedings").

        While the Company attempts to differentiate its bonusing products from progressive jackpot systems, the Company's bonusing products compete for casino floor space with other companies' progressive jackpot systems. The market for progressive jackpot systems is served primarily by Mikohn and CDS.

        The Company's bonus game product line competes with the products of major gaming machine manufacturers and resellers including IGT, Anchor, Williams Gaming Inc. and Bally Gaming. Each of these competitors has financial and other resources that are greater than those of the Company. Several smaller competitors, some of which have financial and other resources that are greater than those of the Company, also offer games that compete with the Company's bonus game product line.

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

        REGULATION OF PRODUCTS

        The Company has complied with the approval process and has either been issued a license, temporary license, certificate, approval or other permit allowing it to sell its products in Arizona, Colorado, Connecticut, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, North Dakota, Wisconsin and Victoria and New South Wales, Australia. Not all of the Company's products have been approved for sale in all jurisdictions. In most jurisdictions, a model of the gaming equipment that the Company seeks to place in operation must be submitted for testing by an approved testing laboratory prior to use in any gaming operation. To obtain such approval, the Company must submit, at its expense, each model of its equipment to the specified laboratory for testing, examination and analysis. Upon completion of the testing, the laboratory submits a report of its findings and conclusions to the applicable gaming authority, together with any recommendations for modifications to the equipment or the addition of equipment or devices to such gaming equipment.

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

        If it was determined that the Nevada Act was violated by the Company or AGID, the gaming registrations, licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, AGID, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect AGID and the Company.

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

EMPLOYEES

        At August 31, 1999, the Company had 89 full-time employees of whom 46 were involved in research and development, 16 in customer service and support, 6 in material control, 5 in sales and marketing and 16 in administration and management. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

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

        Forward-looking statements relate to the Company's plans and expectations as to: future performance, growth opportunities, expansion, competition, communication protocols, sales backlog, adequacy of cash and equivalents balances to fund the Company's operations; anticipated future sales; anticipated costs of relocating the Company's headquarters and the amount of expected annual operating cost savings related to such relocation; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; patent protection; and anticipated effects of the Year 2000.

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

ITEM 2.   PROPERTIES

        In July 1999, the Company's administrative headquarters was relocated and combined with the Company's sales, marketing, customer service and new product development office in Las Vegas, Nevada at 7115 Amigo Street, Suite 150, Las Vegas, Nevada. This facility encompasses approximately 31,500 square feet. The lease commenced on June 15, 1998 and will expire on June 15, 2003. The base rent is approximately $36,000 per month, plus $5,000 per month for property taxes, building insurance and common area maintenance.

        In September 1999, the Company's leased facility at 815 N.W. Ninth Street, Corvallis, Oregon was reduced to approximately 11,000 square feet from approximately 39,000 square feet. The new lease commenced on September 1, 1999 and will expire on February 28, 2002. The base rent for the total facility is approximately $15,000 per month, which includes property taxes, building insurance and common area maintenance.

        The Company owns manufacturing and engineering equipment which it uses in its assembly operations and research and development efforts. Such equipment is available from a variety of sources and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

        Two related lawsuits have been filed in the U.S. District Court for the District of Nevada that allege violation of the federal securities laws by the Company and its executive officers: Townsend, et al. v. Acres Gaming Incorporated, et al. CV-S-97-01848-PMP (RJJ) and Jason, et al. v. Acres Gaming Incorporated, CV-S-98-00262-PMP (RJJ). Those suits have been consolidated into one combined action styled: In re Acres Gaming Securities Litigation, CV-S-97-01848-PMP (RJJ). The combined action seeks class certification for a proposed class consisting of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The court has not yet ruled on class certification. No trial date or discovery cut-off date has been set. The defense of this suit has been tendered to and accepted by the Company's directors and officer's insurance carrier. The Company denies the allegations and intends to vigorously defend itself.

        Two lawsuits have been filed regarding ownership of the Wheel of Gold ("WOG") technology that is the subject of two patents (the "WOG Patents"). In the first suit, Anchor, Anchor Coin, and Spin for Cash Wide Area Progressive Joint Venture, Anchor's partnership with IGT, (together, the "Plaintiffs") sued the Company for infringement of the WOG Patents, breach of warranty and breach of contract: Anchor Gaming, et al. v. Acres Gaming Incorporated, No. CV-S-99-00245-LDG (LRL). This action is now pending in U.S. District Court. Plaintiffs seek to enjoin the Company from infringing the WOG Patents and from competing with it in the sale of wheel styled bonus gaming devices. The Plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney's fees. The Company has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG Patents. The defense of this suit has been tendered to and accepted by the Company's general liability insurance carrier.

        In the second action, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture and is now pending in U.S. District Court for the District of Oregon in Eugene, Oregon: Acres Gaming Incorporated v. Anchor Gaming, et al., No. CV99-698-HO. The Company alleges that Anchor wrongfully used the Company's intellectual property to obtain the WOG Patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit, and attorney's fees.

        Four related lawsuits have been filed in the U.S. District Court for the District of Nevada involving the Company and its efforts to enforce its patent rights: Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-1383 HDM
(LRL) ("Suit I"); Mikohn Gaming Corp. v. Acres Gaming Incorporated, No. CV-S-98-738 HDM (LRL) ("Suit II"); Acres Gaming Incorporated v. Mikohn Gaming Corp., Casino Data Systems, New York New York Hotel and Casino and Sunset Station Hotel and Casino; No. CV-S-98 794 PMP (LRL) ("Suit III"); and Acres Gaming Incorporated v. Mikohn Gaming Corporation, et al., No. CV-S-98-01462 PMP
(RJJ) ("Suit IV"). Suits I, II and III have now been consolidated. The Company denies all asserted allegations and intends to vigorously defend itself and its intellectual property rights.

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

        In Suit II, Mikohn asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,741,183 ("the `183 patent") owned by the Company. Mikohn's complaint sought no damages, but requested an award of attorney's fees and a declaration that the `183 patent is invalid and not infringed by Mikohn. Because the Company is not aware of any infringement by Mikohn, the Court granted summary judgment on the noninfringement claim. Mikohn's invalidity claim is still pending.

        In Suit III, the Company sued Mikohn, CDS, New York New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations" under 11 U.S.C. Section 1125, "interference with prospective economic relations," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims. The Company has tendered the defense of Mikohn's counterclaims to its former general liability insurance carrier. The insurer has not responded to the tender of Suit III's defense.

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

        In separate but related actions, the Company has filed suit in U.S. District Court for the District of Oregon against its former general liability insurance carrier for breach of insurance contract: Acres Gaming Incorporated v. Atlantic Mutual Insurance Company. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in Suit I. In addition, the Company has filed suit in U.S. District Court for the District of Oregon against its current general liability insurance carrier for breach of insurance contract: Acres Gaming Incorporated v. St. Paul Fire & Marine Insurance Co. This suit is based on the insurer's refusal to defend the Company against CDS's counterclaims in Suit IV. The Company anticipates that each of these matters will be resolved by cross motions for summary judgment.

        Unfavorable outcomes in one or more of these suits could have a material adverse effect on the Company.

        The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1999.

EXECUTIVE OFFICERS OF REGISTRANT

        As of August 31, 1999, the executive officers of the Company were as set forth below:

                                                                       EXECUTIVE
       NAME                     AGE       POSITIONS AND OFFICES      OFFICER SINCE
       ----                     ---       ---------------------      -------------
       John F. Acres            45     Chairman                           1985

       Floyd W. Glisson         52     Chief Executive Officer,           1998
                                       President and Director

       Reed M. Alewel           35     Vice President, Chief              1999
                                       Financial Officer,
                                       Treasurer and Assistant
                                       Secretary

       Richard J. Schneider     42     Vice President and Chief           1999
                                       Operating Officer

       Gerald D. Haynes         41     Vice President, General            1999
                                       Counsel and Secretary


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

        Reed M. Alewel joined the Company in October 1996 as Controller and Assistant Secretary. He was elected Vice President, Chief Financial Officer, Treasurer and Assistant Secretary in July 1999. Mr. Alewel was the manager of financial planning and analysis for the American Italian Pasta Company, a food manufacturing company, from May 1992 to October 1996. Mr. Alewel is a Certified Public Accountant.

        Richard J. Schneider joined the Company in December 1997 as the Vice President of Game Development. In July 1999, Mr. Schneider was elected Vice President and Chief Operating Officer. From July 1997 to December 1997, Mr. Schneider was the vice president of game engineering for CDS. From 1992 to 1997, Mr. Schneider was the director of engineering for United Coin Machine Company.

        Gerald D. Haynes joined the Company in December 1997 as Vice President, Corporate Counsel. In February 1999, Mr. Haynes was promoted to Vice President and General Counsel and in July 1999, Mr. Haynes was also elected as Secretary of the Company. From January 1997 to December 1997, Mr. Haynes was general counsel and vice president of Oxis International, Inc., a biopharmaceutical company. From November 1994 to January 1997, Mr. Haynes, as a sole practitioner, functioned among other things, as patent counsel for Kaiser Aluminum & Chemical Corp. and general counsel for Oxis International, Inc.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "AGAM". The following table sets forth, for the periods indicated, the range of high, low and end of period market prices for the Company's common stock as reported by the Nasdaq SmallCap Market.

                                                        MARKET PRICE PER SHARE
                                                        ----------------------

                                                     LOW          HIGH      END OF PERIOD
                                                     ---          ----      -------------
       FISCAL YEAR ENDED JUNE 30, 1999:
           First quarter.....................       $3.19       $ 6.00        $ 3.19
           Second quarter....................        1.63         4.38          2.44
           Third quarter.....................        2.00         3.13          2.75
           Fourth quarter....................        1.06         3.50          2.00

       FISCAL YEAR ENDED JUNE 30, 1998:
           First quarter.....................       $7.63       $12.00        $11.31
           Second quarter....................        3.75        12.75          4.38
           Third quarter.....................        4.31         6.56          4.88
           Fourth quarter....................        4.31         5.25          5.00

        The Company estimates that there are approximately 4,160 beneficial owners of the Company's common stock.

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

                                                                                       YEARS ENDED JUNE 30,
                                                        -------------------------------------------------------------------------
                                                          1999              1998              1997          1996           1995
                                                        --------          --------          --------      --------       --------
                                                                            (in thousands except per share data)
STATEMENTS OF OPERATIONS DATA:
Net revenues .....................................      $ 13,972          $ 17,573          $ 20,455      $  6,942       $  4,006
Gross profits ....................................         5,719             6,623            10,902         3,355          1,436
Income (loss) from operations ....................        (7,248)(1)        (4,660)(2)         1,425        (1,665)        (2,489)
Net income (loss) ................................        (6,988)(1)        (4,177)(2)         1,798        (1,641)        (2,505)
Net income (loss) per common share-basic .........      $   (.79)(1)      $   (.47)(2)      $    .21      $  (0.22)      $  (0.35)
Net income (loss) per common share-diluted .......      $   (.79)(1)      $   (.47)(2)      $    .20      $  (0.22)      $  (0.35)

(1) During 1999, the Company recorded a non-recurring charge of $400,000 ($.04 per share) for the costs of the Company's relocation of its headquarters to Las Vegas, Nevada.

(2) During 1998, the Company recorded a non-recurring charge of $745,000 ($.08 per share) for the costs of the Company's change in business focus to the Acres Bonusing and bonus game product lines.


                                                                          AS OF JUNE 30,
                                                   -----------------------------------------------------------
                                                    1999         1998         1997         1996         1995
                                                   -------      -------      -------      -------      -------
                                                                          (in thousands)
BALANCE SHEET DATA:
Working capital .............................      $ 4,649      $12,091      $16,474      $ 2,552      $ 3,458
Total assets ................................       16,097       17,194       21,323        7,631        6,264
Current liabilities .........................        8,050        2,435        2,545        3,644        1,302
Long-term debt ..............................           --           --           --           --           --
Redeemable convertible preferred stock ......        4,948        4,948        4,948           --           --
Stockholders' equity ........................        3,099        9,811       13,830        3,987        4,962


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

        At its current stage of operations, the Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Historically, three or fewer customers have accounted for more than 65 percent of annual revenues. (See "Business - Customers" and "Factors That May Affect Future Results").

RESULTS OF OPERATIONS

        COMPARISON OF THE YEARS ENDED JUNE 30, 1999 AND 1998

        The Company's net revenues during the year ended June 30, 1999 were $14.0 million, a decrease of $3.6 million from the $17.6 million of net revenues in 1998. The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. In the current year, sales to IGT decreased by $9.9 million of which $4.1 million was due to the Company's granting of manufacturing rights to IGT pursuant to which the Company receives royalty payments on certain hardware manufactured by IGT. In the prior year, when the Company manufactured and sold hardware to IGT, the Company recorded higher per unit revenue on the hardware, although gross profit was approximately the same. Additionally, sales of components to Anchor decreased by $2.7 million from the prior year. These decreases in revenue were partially offset by $8.2 million of system sales made directly to casinos.

        Component materials purchased primarily from computer and electronics vendors comprised 55 percent of the cost of revenues in 1999 and 66 percent in 1998. Manufacturing, procurement, software customization, service and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold.

        Gross profit margin improved to 41% in fiscal 1999 from 38% in fiscal 1998. The shift to royalty-based revenues resulted in an increase in gross profit margin of 9 percentage points. This increase was partially offset by the absorption of certain fixed manufacturing and service costs over a smaller sales volume and changes in the mix of products sold.

        The Company's research and development expenses increased to $6.4 million in 1999, from $5.2 million in the prior year. This increase is primarily due to the cost of development of enhancements and additional modules for Acres Advantage and the increased size of the Las Vegas office facility, a large portion of which is used for research and development activities. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage and develop additional bonus games.

        Selling, general and administrative costs increased to $6.1 million in 1999 from $5.3 million in the prior year. This increase was the result of approximately $1.4 million of incremental legal fees incurred to secure and defend the Company's intellectual property rights for new and existing bonusing products. The increase in legal fees was partially offset by changes in the Company's business focus to the Acres Bonusing and bonus game product lines which resulted in reductions in sales and marketing salaries and promotional activities.

        Operating expenses in fiscal 1999 include a non-recurring charge of $400,000 ($.04 per share) related to the Company's relocation of its headquarters to Las Vegas, Nevada.

        Other income, primarily comprised of interest income, decreased by $223,000 as a result of reduced balances of invested cash and equivalents. The Company has cumulative net operating losses of approximately $15.5 million available to offset future taxable income through 2019. As the realizability of these net operating loss carryforwards is uncertain, the Company has provided a valuation allowance for the entire amount and did not record an income tax benefit for the years ended June 30, 1999 or 1998. The net loss for the year ended June 30, 1999 was $7.0 million ($0.79 per share) compared to a net loss of $4.2 million ($0.47 per share) in the prior year.

        COMPARISON OF THE YEARS ENDED JUNE 30, 1998 AND 1997

        The Company's net revenues during the year ended June 30, 1998 were $17.6 million, a decrease of $2.9 million from the $20.5 million of net revenues in 1997. Although sales to IGT during the year ended June 30, 1998 increased over the prior year by approximately $7.5 million, sales of products for the Crown Casino in Melbourne, Australia decreased by $3.8 million, sales of the Company's Legacy slot accounting and player tracking system decreased by $2.7 million, sales of components to Anchor decreased by $2.6 million and sales of custom bonusing applications decreased by $1.3 million from the prior year.

        Component materials purchased primarily from computer and electronics vendors comprised 66 percent of the cost of revenues in 1998 and 72 percent in 1997. Manufacturing, procurement, service and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold.

        Gross profit as a percentage of net revenue was 38 percent for 1998, compared to 53 percent for 1997. Gross profit is generally higher on products that feature Acres Bonusing Technology, including the Company's Legacy products, the system for the Crown Casino and components sold to Anchor. During the year ended June 30, 1998, these sales were substantially replaced with sales of lower margin hardware components to IGT that resulted in a decrease in gross margin of approximately 7 percentage points. Gross margin was also reduced by 5 percentage points due to the costs of installing and removing certain custom bonus applications that were unsuccessfully placed under revenue-sharing arrangements in 1998 and an additional 3 percentage points as a result of absorbing certain fixed manufacturing costs over a smaller sales volume.

        The Company's research and development expenses increased slightly to $5.2 million in 1998, from $5.1 million in the prior year.

        Selling, general and administrative costs increased to $5.3 million in 1998 from $4.4 million in the prior year. This increase was primarily the result of approximately $450,000 of incremental legal fees incurred to secure and defend the Company's intellectual property rights for new and existing bonusing products and approximately $250,000 of incremental rent expense resulting from the expansion of the Company's production facility in Corvallis, Oregon in May 1997.

        During the second quarter of fiscal 1998, the Company changed its business focus to providing Acres Bonusing products and to developing and marketing bonus games. In conjunction with this change, the Company recorded a non-recurring charge of $745,000 to recognize severance and inventory costs of discontinuing its Legacy slot accounting and player tracking system. The Company originally expected to be able to liquidate the majority of the excess Legacy inventory to existing slot accounting and player tracking customers and smaller casinos. These sales have not been realized and the significant improvements available in currently offered products make future sales unlikely.

        Other income increased by $110,000 as a result of interest income received on investments of cash and equivalents. In fiscal 1998, the Company had cumulative net operating loss carryforwards for which the realizability was uncertain. The Company provided a valuation allowance for the entire amount and did not record an income tax benefit in fiscal 1998. An income tax provision was not recorded in fiscal 1997 due to the utilization of net operating loss carryforwards that were available at that time. The net loss for the year ended June 30, 1998 was $4.2 million ($0.47 per share) compared to a net income of $1.8 million ($0.20 per share - diluted) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1999, the Company had cash and equivalents of $5.9 million, compared to $9.9 million as of June 30, 1998. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in market risk sensitive instruments.

        At June 30, 1999, the Company had collected $4.2 million in advance deposits against its order backlog of approximately $9.6 million. In September 1999, the Company signed a sales agreement with Mandalay Resorts Group for their MotorCity Casino being built in Detroit, Michigan that should generate an additional $3.6 million of revenue in fiscal 2000. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within several months of receipt of an order. The Company does not have any material ongoing long-term sales contracts. At its current stage of operations, the Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

        The Company expects to complete the deliveries and installations comprising its order backlog, including the order for the MotorCity Casino, and expects that payments under those contracts will provide sufficient operating cash flow for fiscal 2000. Failure to successfully deliver the products comprising the order backlog or failure to subsequently collect the resulting revenues could have a material adverse affect on the Company's liquidity. The Company does not have any debt outstanding at June 30, 1999 but intends to obtain a short-term line of credit. There can be no assurances that a line of credit will be obtained. The Company has the ability to reduce operating expenses by reducing staffing and other expenses.

        In July 1999, the Company moved its headquarters to Las Vegas, Nevada from Corvallis, Oregon. Expenses associated with the relocation are anticipated to total approximately $400,000 and were accrued as of June 30, 1999. The Company expects that this relocation will allow it to better serve its customers and reduce its annual operating expenses by an excess of $1.0 million.

        The Company's operations have historically used cash. During the year ended June 30, 1999, $1.7 million of cash was used by operating activities primarily as a result of the Company's net operating loss, net of non-cash items, and to fund the purchase of inventory necessary to support Acres Advantage installations scheduled for the first half of fiscal 2000. These uses of cash were partially offset by increases in the collection of advance deposits from customers and increases in amounts payable for purchases of inventory and services. During the year ended June 30, 1998, $2.3 million of net cash was generated by operating activities as the collection of accounts receivable and reductions in inventories more than offset the effects of the Company's net operating loss. During the year ended June 30, 1997, net cash used by operating activities was $4.4 million, primarily resulting from volume-related increases in working capital, including changes in accounts receivable, inventory and customer deposits.

        The Company made capital expenditures of $1.8 million, $1.9 million, and $1.5 million in 1999, 1998 and 1997, respectively, primarily on computers and equipment to support research and development efforts. In fiscal 1999, the Company capitalized $734,000 of software development costs incurred in the development of additional modules of the Acres Advantage product line.

         The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993 and $6.2 million from the exercise of the Redeemable Warrants in October 1996. In addition, as part of the Strategic Alliance with IGT entered into in January 1997, the Company issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4.9 million.

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

        The Company has evaluated its technology and data, including imbedded non-information technology, used in the creation and delivery of its Legacy products and in its internal operations and has identified no significant Year 2000 issues. The Company's core business systems are compliant. Compliant upgrades for the Company's Legacy slot accounting and player tracking products have been developed and will be made available to all customers prior to December 31, 1999. The Company has tested its most recent generation of products and did not identify any material Year 2000 issues. The Company has not incurred material costs associated with addressing the Year 2000 issue and believes that future costs will not have a material effect on the Company's financial results.

        Although the Company has inquired of certain of its significant vendors as to the status of their Year 2000 compliance initiatives, no binding assurances have been received. The Company believes that it is not overly reliant on any single vendor because its component parts and services can be obtained from multiple sources. Failure of telephone service providers or other utilities could have a significant detrimental effect on the Company's operations. The Company does not know the status of its customers' Year 2000 compliance initiatives. Failure of the Company's customers to adequately address such issues could negatively affect their ability to purchase the Company's products.

        The Company has developed a contingency plan to address the most reasonably likely "worst-case" scenario. Such contingency plan includes manually conducting operations in the short-term, which would be less efficient, but would not be expected to have a material adverse effect on the Company.

COMMUNICATION PROTOCOL

        The Company and IGT have jointly developed a communication protocol known as SAS4. The protocol is used to communicate instructions and messages between Acres Bonusing and gaming machines. The communication of these instructions and messages is essential to the operation of bonuses. Although the Company and IGT have agreed that the Company can use SAS4 in connection with certain installations, IGT has stated that the Company may not have an unrestricted right to use SAS4 with non-IGT games. The Company believes that it has joint ownership of the protocol and the ability to use and license the protocol.

        The Company is a founding member of the Gaming Manufacturers Association ("GAMMA") which, among other things, is jointly developing a standardized communication protocol that will be licensed to all GAMMA members. This protocol may be a viable alternative to SAS4 but this new protocol is not available for implementation at this time.

OTHER RISKS

        Bonus Games. The creation of bonus games and the deployment of those games into casinos on a revenue-sharing basis are key parts of the Company's business plan. The Company may not be able to develop successful bonus games or convince casinos to implement such games on a revenue-sharing basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page
                                                                            ----

Report of Independent Public Accountants................................     24

Consolidated Balance Sheets.............................................     25

Consolidated Statements of Operations...................................     26

Consolidated Statements of Stockholders' Equity.........................     27

Consolidated Statements of Cash Flows...................................     28

Notes to Consolidated Financial Statements..............................     29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acres Gaming Incorporated:

        We have audited the accompanying consolidated balance sheets of Acres Gaming Incorporated (a Nevada Corporation) and subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acres Gaming Incorporated and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Portland, Oregon,
July 29, 1999

                            ACRES GAMING INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1999 AND 1998

                                     ASSETS

                                                                       1999           1998
                                                                     --------       --------
                                                                          (in thousands)
CURRENT ASSETS:
    Cash and equivalents                                             $  5,949       $  9,887
    Receivables, net of allowance of $15,000 and $50,000                1,576          1,929
    Inventories                                                         4,909          2,607
    Prepaid expenses                                                      265            103
                                                                     --------       --------

        Total current assets                                           12,699         14,526
                                                                     --------       --------

PROPERTY AND EQUIPMENT:
    Furniture and fixtures                                                743            540
    Equipment                                                           4,778          4,003
    Leasehold improvements                                                954            627
    Accumulated depreciation                                           (4,101)        (2,919)
                                                                     --------       --------

        Property and equipment, net                                     2,374          2,251
                                                                     --------       --------

OTHER ASSETS, NET                                                       1,024            417
                                                                     --------       --------

                                                                     $ 16,097       $ 17,194
                                                                     ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $  2,407       $    982
    Accrued expenses                                                    1,491            438
    Customer deposits                                                   4,152          1,015
                                                                     --------       --------

        Total current liabilities                                       8,050          2,435
                                                                     --------       --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                  4,948          4,948

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 50 million shares authorized,
      8.9 and 8.8 million shares issued and outstanding in                 89             88
      1999 and 1998, respectively
    Additional paid-in capital                                         19,904         19,554
    Accumulated deficit                                               (16,894)        (9,831)
                                                                     --------       --------

        Total stockholders' equity                                      3,099          9,811
                                                                     --------       --------

                                                                     $ 16,097       $ 17,194
                                                                     ========       ========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                               1999           1998           1997
                                             --------       --------       --------
                                              (in thousands except per share data)
NET REVENUES                                 $ 13,972       $ 17,573       $ 20,455

COST OF REVENUES                                8,253         10,950          9,553
                                             --------       --------       --------

GROSS PROFIT                                    5,719          6,623         10,902
                                             --------       --------       --------

OPERATING EXPENSES:
    Research and development                    6,440          5,210          5,090
    Selling, general and administrative         6,127          5,328          4,387
    Non-recurring charge                          400            745             --
                                             --------       --------       --------
        Total operating expenses               12,967         11,283          9,477
                                             --------       --------       --------

INCOME (LOSS) FROM OPERATIONS                  (7,248)        (4,660)         1,425

OTHER INCOME                                      260            483            373
                                             --------       --------       --------
NET INCOME (LOSS)                            $ (6,988)      $ (4,177)      $  1,798
                                             ========       ========       ========

NET INCOME (LOSS) PER SHARE - BASIC          $   (.79)      $   (.47)      $    .21
                                             ========       ========       ========

NET INCOME (LOSS) PER SHARE - DILUTED        $   (.79)      $   (.47)      $    .20
                                             ========       ========       ========


                   The accompanying notes are an integral part
                        of these consolidated statements.

                            ACRES GAMING INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                      COMMON STOCK          ADDITIONAL
                                 ----------------------      PAID-IN     ACCUMULATED
                                  SHARES        AMOUNT       CAPITAL       DEFICIT          TOTAL
                                 --------      --------     ----------   -----------      --------
                                                          (in thousands)
Balance as of June 30, 1996         7,601      $     76      $ 11,224      $ (7,313)      $  3,987
  Issuance of common stock          1,163            12         8,097            --          8,109
  Net income                           --            --            --         1,798          1,798
  Preferred stock dividends            --            --            --           (64)           (64)
                                 --------      --------      --------      --------       --------
Balance as of June 30, 1997         8,764            88        19,321        (5,579)        13,830
  Issuance of common stock             56            --           233            --            233
  Net loss                             --            --            --        (4,177)        (4,177)
  Preferred stock dividends            --            --            --           (75)           (75)
                                 --------      --------      --------      --------       --------
Balance as of June 30, 1998         8,820            88        19,554        (9,831)         9,811
  Issuance of common stock             93             1           350            --            351
  Net loss                             --            --            --        (6,988)        (6,988)
  Preferred stock dividends            --            --            --           (75)           (75)
                                 --------      --------      --------      --------       --------
Balance as of June 30, 1999         8,913      $     89      $ 19,904      $(16,894)      $  3,099
                                 ========      ========      ========      ========       ========


                   The accompanying notes are an integral part
                        of these consolidated statements.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                         1999           1998           1997
                                                       --------       --------       --------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                  $ (6,988)      $ (4,177)      $  1,798
    Adjustments to reconcile net income (loss) to
      net cash from operating activities:
        Depreciation and amortization                     1,806          1,493            931
        Non-recurring charge                                400            745             --
        Changes in assets and liabilities:
           Receivables                                      353          1,951         (2,970)
           Inventories                                   (2,302)         2,098         (2,674)
           Prepaid expenses                                (162)           352           (361)
           Accounts payable and accrued expenses          2,078           (726)           166
           Customer deposits                              3,137            532         (1,265)
                                                       --------       --------       --------

               Net cash from operating activities        (1,678)         2,268         (4,375)
                                                       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                   (1,815)        (1,922)        (1,502)
    Capitalized software costs                             (734)            --             --
    Other, net                                               13             65           (298)
                                                       --------       --------       --------

               Net cash from investing activities        (2,536)        (1,857)        (1,800)
                                                       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock              351            233          8,109
    Net proceeds from issuance of preferred stock            --             --          4,948
    Preferred stock dividends                               (75)           (75)           (64)
                                                       --------       --------       --------

               Net cash from financing activities           276            158         12,993
                                                       --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (3,938)           569          6,818

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                 9,887          9,318          2,500
                                                       --------       --------       --------

CASH AND EQUIVALENTS AT END OF YEAR                    $  5,949       $  9,887       $  9,318
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

        The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's principal products are based on its proprietary Acres Bonusing Technology and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible bonus and incentive programs that have not previously been offered. The Company primarily sells its products in the United States and in Australia. Sales in Australia totaled $384,000, $1.2 million and $4.8 million, for the years ended June 30, 1999, 1998 and 1997, respectively.

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

        Included in accounts receivable are unbilled receivables of $1.0 million at June 30, 1999. The Company did not have any unbilled receivables at June 30, 1998. Unbilled receivables represent revenues recognized in excess of billings on certain contracts. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

MAJOR CUSTOMERS

        One customer accounted for 51 percent of the Company's net revenues in 1999. Another customer accounted for 23 percent, 75 percent and 28 percent of the Company's net revenues in 1999, 1998 and 1997, respectively. A third customer accounted for 18 percent and 28 percent of the Company's net revenues in 1998 and 1997, respectively. A fourth customer provided 12 percent of the Company's net revenues in 1997.

INCOME TAXES

        The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates in effect in the years in which the differences are expected to reverse.

CASH AND EQUIVALENTS

        Cash and equivalents include cash on hand, amounts held in and due from banks and highly liquid marketable securities with maturities of three months or less at date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of receivables. At June 30, 1999 and 1998, the fair value of the Company's receivables approximated their carrying value.

INVENTORIES

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                  INVENTORIES AT JUNE 30,
                                                  ----------------------
                                                    1999           1998
                                                  -------        -------
                                                       (in thousands)
       Raw materials                              $ 1,114        $   957
       Work-in-progress                             1,398            124
       Finished goods                               2,397          1,526
                                                  -------        -------
       Total inventories                          $ 4,909        $ 2,607
                                                  =======        =======

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over the assets' estimated useful lives of two to five years. Leasehold improvements are amortized over the lease term. Expenditures for maintenance and repairs are charged to operations when incurred.

INTANGIBLE ASSETS

        Intangible assets consist of costs associated with the establishment of patents, gaming licenses and gaming product approvals in various jurisdictions. Amortization of patents is calculated using the straight-line method over the estimated life of the patent. Gaming licenses and product approvals are amortized over periods of five years and two years, respectively. Intangible assets, net of accumulated amortization, were $259,000 and $345,000 at June 30, 1999 and 1998, respectively, and are included in other assets.

CAPITALIZED SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Capitalized software costs, net of accumulated amortization, were $647,000 at June 30, 1999 and are included in other assets. There were no capitalized software costs at June 30, 1998. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. All research and development costs are expensed as incurred.

NON-RECURRING CHARGES

        During the fourth quarter of fiscal 1999, the Company elected to outsource almost all of its manufacturing functions and initiated a relocation of its headquarters from Corvallis, Oregon to Las Vegas, Nevada. The Company recorded a $400,000 non-recurring charge to recognize the related severance, recruiting and moving expenses.

        During the second quarter of fiscal 1998, the Company changed its business focus to the Acres Bonusing and bonus game product lines and recorded a non-recurring charge of $745,000 to recognize severance and inventory costs of discontinuing its Legacy slot accounting and player tracking system.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

2.    INCOME TAXES:

        At June 30, 1999, the Company had cumulative net operating losses totaling approximately $15.5 million that are available to offset future taxable income through 2019. A portion of the net operating loss carryforwards was used to offset income for the year ended June 30, 1997. The Company has provided a valuation allowance for the remaining amount of the benefit related to these net operating loss carryforwards as realizability is uncertain.

        Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. Deferred tax liabilities were insignificant as of June 30, 1999 and 1998. The sources of the differences that give rise to the deferred income tax assets as of June 30, 1999 and 1998, along with the income tax effects of each, are as follows:

                                                          DEFERRED INCOME TAX
                                                           ASSETS AT JUNE 30,
                                                        -----------------------
                                                          1999            1998
                                                        -------         -------
                                                              (in thousands)
      Operating loss carryforwards                      $ 5,899         $ 3,621
      Research and development tax credit                   921             632
      Property and equipment                                429             367
      Accruals and reserves                                 273             355
      Intangible assets                                      34              23
                                                        -------         -------
                                                          7,556           4,998
      Less valuation allowance                           (7,556)         (4,998)
                                                        -------         -------
      Net deferred tax assets                           $     0         $     0
                                                        =======         =======

        The valuation allowance related to deferred tax assets increased by $2.6 million and $2.7 million in 1999 and 1998, respectively.

3.    COMMITMENTS AND CONTINGENCIES:

LITIGATION

        Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and its executive officers. Those suits have been consolidated into one combined action that seeks class certification for a proposed class consisting of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The court has not yet ruled on class certification. No trial date or discovery cut-off date has been set. The defense of this suit has been tendered to and accepted by the Company's directors and officer's insurance carrier. The Company denies the allegations and intends to vigorously defend itself.

        Two lawsuits have been filed regarding ownership of the WOG technology that is the subject of two patents (the "WOG Patents") that have been assigned to Anchor. In the first suit, now pending in U.S. District Court, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG Patents and the Company's supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG Patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney's fees. The Company has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG Patents. The defense of this suit has been tendered to and accepted by the Company's general liability insurance carrier.

        In the second action, the Company has filed suit alleging that Anchor wrongfully used the Company's technology to obtain the WOG Patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit, and attorney's fees.

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

        In Suit II, Mikohn asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,741,183 ("the `183 patent") owned by the Company. Mikohn's complaint sought no damages, but requested an award of attorney's fees and a declaration that the `183 patent is invalid and not infringed by Mikohn. Because the Company is not aware of any infringement by Mikohn, the court granted summary judgment on the noninfringement claim. Mikohn's invalidity claim is still pending.

        In Suit III, the Company sued Mikohn, CDS, New York New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations," "interference with prospective economic relations," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims. The Company has tendered the defense of Mikohn's counterclaims to its former general liability insurance carrier. To date the insurer has not responded to the tender of Suit III's defense.

        In Suit IV, the Company sued Mikohn and CDS for infringement of the Company's U.S. Patent Nos. 5,820,459 and 5,836,817. The defendants counterclaimed for declaratory judgment of noninfringement and invalidity of the patents. In addition, CDS counterclaimed for: "patent misuse," "Sherman Act section 2 - attempted monopolization," "spoilation of evidence," "unfair competition - intentional interference with prospective economic advantage" and "misappropriation of trade secrets". CDS's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, and attorney's fees. No trial date has been set.

        In a separate but related action, the Company has filed suit in U.S. District Court against its former general liability insurance carrier for breach of insurance contract. The Company's suit is based on the insurer's refusal to pay more than nominal amounts of the costs of defense in Suit I. In addition, the Company has filed suit against its current general liability insurance carrier for breach of insurance contract based on the insurer's refusal to defend the Company against CDS's counterclaims in Suit IV. The Company anticipates that each of these matters will be resolved by cross motions for summary judgment.

        Unfavorable outcomes in one or more of these suits could have a material adverse effect on the Company.

        The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

OPERATING LEASES

        The Company leases its office facilities under operating leases that extend through June 15, 2003. Future minimum lease payments under these non-cancelable operating leases as of June 30, 1999 are $709,000, $674,000, $613,000, and $472,000 in 2000, 2001, 2002 and 2003, respectively. Total lease expense was $822,000, $567,000 and $255,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

4.    REDEEMABLE PREFERRED STOCK:

        In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock (the "Series A Stock") and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price. Holders of the Series A Stock have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty trading days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger, or sale of assets. The Series A Stock is subject to redemption, subject to certain conditions, at a price equal to the purchase price plus any declared but unpaid dividends. As of June 30, 1999, all declared dividends have been paid. Due to the Company's financial position and results of operations, no dividends related to the year ended June 30, 1999 were declared or paid. In July 1998, $75,000 of dividends related to the six month period ended June 30, 1998 were declared and paid.

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

        In 1995, the Company issued warrants to purchase 195,000 shares of Common Stock to two companies and two individuals in exchange for services. At June 30, 1999, warrants to purchase 125,000 shares at $9.00 remain outstanding with an expiration date in September 2000.

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

                                                                     FOR THE YEARS ENDED JUNE 30,
                                                               -----------------------------------------
                                                                  1999           1998             1997
                                                               ---------       ---------       ---------
                                                                   (in thousands except per share data)
       NET INCOME (LOSS):                     As reported      $  (6,988)      $  (4,177)      $   1,798
                                              Pro forma           (8,226)         (4,863)            535


       EARNINGS (LOSS) PER SHARE - BASIC:     As reported      $    (.79)      $    (.47)      $     .21
                                              Pro forma             (.92)           (.55)            .06

       EARNINGS (LOSS) PER SHARE - DILUTED:   As reported      $    (.79)      $    (.47)      $     .20
                                              Pro forma             (.92)           (.55)            .06

        A total of 1,750,000 shares of the Company's Common Stock have been reserved for issuance pursuant to awards granted under the Plan. The Company has granted 1,403,550 options, net of cancellations, through June 30, 1999. Activity under the Plan is summarized below:

                                                                       FOR THE YEARS ENDED JUNE 30,
                                         ---------------------------------------------------------------------------------------
                                                    1999                           1998                           1997
                                         -------------------------      -------------------------      -------------------------
                                                          WEIGHTED                       WEIGHTED                       WEIGHTED
                                                          AVERAGE                        AVERAGE                        AVERAGE
                                                          EXERCISE                       EXERCISE                       EXERCISE
                                           SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                                         ----------       --------      ----------       --------      ----------       --------
Outstanding at beginning of year          1,041,175       $   5.34       1,132,950       $   6.25         756,375       $   4.23
Granted at exercise prices equal to
  market prices                             422,500           4.40         329,750           5.18         352,450           9.53
Granted at exercise prices
  exceeding market prices                        --             --              --             --         230,500          10.47
Exercised                                   (93,300)          3.75         (55,525)          4.19         (77,625)          4.67
Canceled                                   (173,450)          5.94        (366,000)          8.18        (128,750)         11.92
                                         ----------                     ----------                     ----------
Outstanding at end of year                1,196,925           5.05       1,041,175           5.34       1,132,950           6.25
                                         ==========                     ==========                     ==========

Exercisable at end of year                  702,991           4.81         523,748           4.76         468,007           4.71
                                         ==========                     ==========                     ==========
Weighted average fair value of
  options granted                        $     3.28                     $     3.79                     $     5.35
                                         ==========                     ==========                     ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                1999           1998           1997
                               -------        -------        -------
Risk free interest rate          5.0%           5.8%           6.2%
Expected life of option        5 years        5 years        5 years
Expected volatility              93%            91%            97%
Dividends                       none            none           none

        The following table summarizes the options to purchase Common Stock outstanding at June 30, 1999:


                                                                 WEIGHTED                          WEIGHTED
                             OPTIONS FOR      WEIGHTED           AVERAGE        OPTIONS FOR    AVERAGE EXERCISE
          EXERCISE              SHARES         AVERAGE         CONTRACTUAL        SHARES       PRICE OF SHARES
           PRICES            OUTSTANDING    EXERCISE PRICE        LIFE          EXERCISABLE      EXERCISABLE
       ---------------      -------------  ----------------   -------------    -------------  -----------------
       $1.75 - $ 3.00           155,000        $    2.83        6.4 years          117,000        $    2.96
       $3.13 - $ 5.00           776,275             4.48        8.2 years          411,349             4.27
       $5.06 - $ 9.00           201,600             6.82        7.4 years          146,242             6.74
       $9.13 - $15.00            64,050            11.64        7.7 years           28,400            10.34
       --------------         ---------                                          ---------
       $1.75 - $15.00         1,196,925             5.05        7.8 years          702,991             4.81
       ==============         =========                                          =========

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

                                                                                  FOR THE YEAR ENDED JUNE 30,
                                                                           ------------------------------------------
                                                                             1999             1998             1997
                                                                           --------         --------         --------
                                                                               (in thousands except per share data)
       Net income (loss)                                                   $ (6,988)        $ (4,177)        $  1,798
                                                                           ========         ========         ========

       Weighted average number of shares of common stock and common stock equivalents outstanding:

           Weighted average number of common shares outstanding               8,897            8,804            8,399

           Dilutive effect of warrants and employee stock
           options after application of the treasury stock
           method                                                                --               --              400

           Dilutive effect of redeemable convertible preferred
           stock after application of the if-converted method                    --               --              272
                                                                           --------         --------         --------
           Weighted average number of common shares outstanding
           for computing diluted earnings per share                           8,897            8,804            9,071
                                                                           ========         ========         ========

       Earnings (loss) per share - basic                                   $   (.79)        $   (.47)        $    .21
                                                                           ========         ========         ========

       Earnings (loss) per share - diluted                                 $   (.79)        $   (.47)        $    .20
                                                                           ========         ========         ========

        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                                       BALANCE OUTSTANDING AS OF JUNE 30,
                                                                     -------------------------------------
                                                                      1999            1998           1997
                                                                     -------        -------        -------
                                                                                 (in thousands)
       Warrants and employee stock options                             1,361          1,206            101
       Redeemable convertible preferred stock, if converted,
           assuming conversion at rates in effect at June 30,
           1999 and 1998, respectively                                 2,603          1,053             --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No changes in, or disagreements with, accountants which required reporting on Form 8-K have occurred within the three-year period ended June 30, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors of the Company is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

        Information with respect to Executive Compensation is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


        (a)    (1)    FINANCIAL STATEMENTS
                      See "Item 8.  Financial Statements and Supplementary Data"

               (2)    FINANCIAL STATEMENT SCHEDULES

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Acres Gaming Incorporated:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Acres Gaming Incorporated's 1999 Annual Report on Form 10-K, and have issued our report thereon dated July 29, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP
Portland, Oregon
July 29, 1999


                            ACRES GAMING INCORPORATED
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                BALANCES                     AMOUNTS
                                                   AT         ADDITIONS      CHARGED       BALANCES
                                                BEGINNING      CHARGED     OFF, NET OF    AT END OF
                                                 OF YEAR      TO INCOME    COLLECTIONS       YEAR
                                               -----------   -----------  -------------  ------------
                                                                   (in thousands)
     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
          1999                                   $   50        $   --        $  (35)        $   15
          1998                                      322            25          (297)            50
          1997                                        0           317             5            322

     ALLOWANCE FOR NON-RECURRING CHARGES
          1999                                   $  475        $  400        $ (489)        $  386
          1998                                        0           745          (270)           475


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

                                   ACRES GAMING INCORPORATED


Date:  September 24, 1999          By:  /s/ Floyd W. Glisson
                                        ----------------------------------------
                                            Floyd W. Glisson
                                            Chief Executive Officer, President
                                            and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:  September 24, 1999          /s/  John F. Acres
                                   ---------------------------------------------
                                            John F. Acres
                                            Chairman of the Board


Date:  September 24, 1999          /s/  Floyd W. Glisson
                                   ---------------------------------------------
                                            Floyd W. Glisson
                                            Chief Executive Officer, President
                                            and Director
                                            (Principal Executive Officer)


Date:  September 24, 1999          /s/  Reed M. Alewel
                                   ---------------------------------------------
                                            Reed M. Alewel
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Assistant
                                            Secretary
                                            (Principal Financial and Accounting
                                            Officer)


Date:  September 24, 1999          /s/  Jo Ann Acres
                                   ---------------------------------------------
                                            Jo Ann Acres
                                            Director


Date:  September 24, 1999          /s/  Richard A. Carone
                                   ---------------------------------------------
                                            Richard A. Carone
                                            Director


Date:  September 24, 1999          /s/  Donald J. Massaro
                                   ---------------------------------------------
                                            Donald J. Massaro
                                            Director

                                INDEX TO EXHIBITS


    EXHIBIT
       NO.     DESCRIPTION
    -------    -----------
      3.1      Articles of Incorporation of Acres Gaming Incorporated, as
               amended(4)

      3.2      Bylaws of Acres Gaming Incorporated, as amended(3)

    +10.1 Acres Gaming Incorporated 1993 Stock Option and Incentive Plan, as amended(4)

     10.2      Lease dated January 4, 1994, between the Company and Avery
               Investments(1)

     10.3      Agreement dated April 12, 1999 and executed purchase order dated
               May 17, 1999 between Star City Pty Ltd and the Company for the
               Supply of Goods and Services

     10.4 System Upgrade Agreement dated June 7, 1999 between Crown Limited and the Company

    +10.5      Employment Agreement dated July 1, 1996 between the Company and
               John F. Acres(4)

     10.6      Stock Purchase Agreement between the Company and IGT dated
               January 28, 1997(4)

     10.7      Registration Rights Agreement between the Company and IGT dated
               January 28, 1997(4)

     10.8 Master Agreement for Product Development, Purchase and Sale between the Company and International Game Technology, Inc. dated
               January 27, 1997(4)

     10.9      Form of sublease between the Company and Hewlett-Packard dated
               May 22, 1998(5)

     10.10     Lease dated March 3, 1998 between the Company and #26 McCarran
               Center, LC(2)

     10.11     Equipment Sale Agreement dated October 29, 1998 between AGI
               Distribution, Inc., dba Acres Gaming Incorporated and Mandalay
               Corp., dba Mandalay Bay Resort & Casino(6)

    +10.12     Amendment to Employment Agreement dated July 20, 1998 between the
               Company and John F. Acres(7)

     10.13     Equipment Sales Agreement dated effective June 30, 1999 between
               AGI Distribution, Inc., dba Acres Gaming and Detroit
               Entertainment, L.L.C. dba MotorCity Casino

     21.1      Subsidiaries of the Registrant

     23.1      Consent of Arthur Andersen LLP, Independent Public Accountants

     27.1      Financial Data Schedule for year ended June 30, 1999

--------------
+       Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1998, previously filed with the Commission.

(3) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(4) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(5) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, previously filed with the Commission.

(6) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, previously filed with the Commission.

 (7) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, previously filed with the Commission.