Form 10-Q
period 1999-09-30
ACRES GAMING INC
filed 1999-11-12
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                          7115 AMIGO STREET, SUITE 150
                               LAS VEGAS, NV 89119
                    (Address of principal executive offices)

                                  702-263-7588
                         (Registrant's telephone number)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1999 was 8,913,281.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets at September 30, 1999 and June 30, 1999               1

        Statements of Operations for the Three Months Ended
           September 30, 1999 and 1998                                       2

        Statements of Cash Flows for the Three Months Ended
           September 30, 1999 and 1998                                       3

        Notes to Financial Statements                                        4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


PART II -- OTHER INFORMATION                                                10

SIGNATURES                                                                  12

INDEX TO EXHIBITS                                                           13

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                                               SEPTEMBER 30,      JUNE 30,
                                                                   1999             1999
                                                                (UNAUDITED)
                                                                       (in thousands)
CURRENT ASSETS:
  Cash and equivalents                                           $  5,203         $  5,949
  Receivables                                                       2,929            1,576
  Inventories                                                       3,002            4,909
  Prepaid expenses                                                     91              265
                                                                 --------         --------
    Total current assets                                           11,225           12,699
                                                                 --------         --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                              827              743
  Equipment                                                         4,972            4,778
  Leasehold improvements                                              423              954
  Accumulated depreciation                                         (3,982)          (4,101)
                                                                 --------         --------
    Total property and equipment                                    2,240            2,374

OTHER ASSETS                                                        1,139            1,024
                                                                 --------         --------
                                                                 $ 14,604         $ 16,097
                                                                 ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  2,087         $  2,407
  Accrued expenses                                                  1,227            1,491
  Customer deposits                                                 2,849            4,152
                                                                 --------         --------
    Total current liabilities                                       6,163            8,050
                                                                 --------         --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                              4,948            4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares
    authorized, 8.9 million shares issued and outstanding              89               89
  Additional paid-in capital                                       19,904           19,904
  Accumulated deficit                                             (16,500)         (16,894)
                                                                 --------         --------
    Total stockholders' equity                                      3,493            3,099
                                                                 --------         --------
                                                                 $ 14,604         $ 16,097
                                                                 ========         ========

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                        1999             1998
                                                       -------          -------
                                                       (in thousands except per
                                                             share data)
NET REVENUES                                           $ 6,224          $ 3,288

COST OF REVENUES                                         3,064            1,330

                                                       -------          -------
GROSS PROFIT                                             3,160            1,958
                                                       -------          -------

OPERATING EXPENSES:
  Research and development                               1,187            1,418
  Selling, general and administrative                    1,601            1,505

                                                       -------          -------

    Total operating expenses                             2,788            2,923

                                                       -------          -------

INCOME  (LOSS) FROM OPERATIONS                             372             (965)

OTHER INCOME, NET                                           22              119

                                                       -------          -------
NET INCOME (LOSS)                                      $   394          $  (846)
                                                       =======          =======

NET INCOME  (LOSS) PER SHARE - BASIC                   $   .04          $  (.10)
                                                       =======          =======

NET INCOME  (LOSS) PER SHARE - DILUTED                 $   .04          $  (.10)
                                                       =======          =======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        1999           1998
                                                                      -------         -------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $   394         $  (846)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                       464             468
      Changes in assets and liabilities:
         Receivables                                                   (1,353)             54
         Inventories                                                    1,907          (1,063)
         Prepaid expenses                                                 174            (134)
         Accounts payable and accrued expenses                           (584)          1,187
         Customer deposits                                             (1,303)           (666)

                                                                      -------         -------
             Net cash from operating activities                          (301)         (1,000)
                                                                      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (290)           (894)
   Capitalized software costs                                            (184)           (512)
   Other, net                                                              29              (1)

                                                                      -------         -------
             Net cash from investing activities                          (445)         (1,407)
                                                                      -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                             --             350
   Preferred stock dividends                                               --             (75)

                                                                      -------         -------
             Net cash from financing activities                            --             275
                                                                      -------         -------

NET DECREASE IN CASH AND EQUIVALENTS                                     (746)         (2,132)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             5,949           9,887

                                                                      -------         -------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $ 5,203         $ 7,755
                                                                      =======         =======

        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      Unaudited Financial Statements

        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the operating results for the full year or future periods.

2.      Recent Accounting Pronouncements

        The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company only enters into derivative instruments for hedging sales contracts and receivables denominated in international currencies. Changes in the fair value of the derivatives will be offset against the change in fair value of the receivable. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2002. The effect of adopting this standard is not expected to have a material effect on the Company's financial condition or results of operations.

3.      Revenue Recognition

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

        Included in accounts receivable are unbilled receivables. The Company did not have any unbilled receivables at September 30, 1999. At June 30, 1999 the Company had $1.0 million in unbilled receivables. Unbilled receivables represent revenues recognized in excess of billings on certain contracts. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

4.      Inventories

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                   SEPTEMBER 30,         JUNE 30,
                                                       1999                1999
                                                   -------------         --------
                                                            (in thousands)
        Raw Materials                                 $  992              $1,114
        Work-in-progress                                  44               1,398
        Finished Goods                                 1,966               2,397
                                                      ------              ------
                                                      $3,002              $4,909
                                                      ------              ------

5.      Capitalized Software

        Software development costs for certain projects are capitalized from the time technological feasibility is established, to the time the resulting software product is commercially feasible. Capitalized software costs, net of accumulated amortization, were $779,000 and $647,000 at September 30, 1999 and June 30, 1999, respectively, and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible. All research and development costs are expensed as incurred.

6.      Income Taxes

        At September 30, 1999, the Company had cumulative net operating losses of approximately $15.1 million that are available to offset future taxable income through 2019. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of September 30, 1999 and June 30, 1999.

7.      Contingencies

        Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and certain of its current and former executive officers. Those suits have been consolidated into one combined class action. The Company denies the allegations and intends to vigorously defend itself. See "Part II - Item 1. Legal Proceedings".

        Two lawsuits have been filed regarding the Wheel of Gold(TM) technology that is the subject of two patents (the "WOG Patents") that have been assigned to Anchor Gaming ("Anchor"). In the first suit, now pending in U.S. District Court, Anchor has brought patent infringement, breach of warranty and breach of contract actions against the Company, based on the WOG Patents and the Company's supply agreement with Anchor. The Company has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG Patents. In the second action, the Company has filed suit alleging, among other things, that Anchor wrongfully used the Company's technology to obtain the WOG Patents. See "Part II - Item 1. Legal Proceedings".

        Four related lawsuits have been filed in the U.S. District Court resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company denies all allegations asserted against it and intends to vigorously defend itself and its intellectual property rights. In separate but related actions, the Company has filed suits against its former and current general liability insurance carriers for breach of insurance contract. The Company's suits are based on the insurers' refusal to defend the Company against certain counterclaims brought against the Company in certain of the four related patent lawsuits. See "Part II - Item 1. Legal Proceedings".

8.      Per Share Computation

        The Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding are used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive.

                                                                                FOR THE THREE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                                1999             1998
                                                                               (in thousands except per
                                                                                      share data)
    Net income (loss)                                                         $    394         $   (846)
    Preferred stock dividends                                                       --              (75)
                                                                              --------         --------
    Net income (loss) allocable to common stockholders                        $    394         $   (921)
                                                                              ========         ========


    Weighted average number of shares of common stock and common stock equivalents outstanding:

       Weighted average number of common shares outstanding for
       computing basic earnings per share                                        8,913            8,848

       Dilutive effect of warrants and employee stock options
       after application of the treasury stock method                               --               --

       Dilutive effect of redeemable convertible preferred stock
       after application of the if-converted method                              2,228               --
       Weighted average number of common shares outstanding for               --------         --------
       computing diluted earnings per share                                     11,141            8,848
                                                                              ========         ========
                                                                              --------         --------
    Earnings (loss) per share - basic                                         $    .04         $   (.10)
                                                                              ========         ========
                                                                              --------         --------
                                                                              $    .04         $   (.10)
                                                                              ========         ========

        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                                         FOR THE THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                          1999          1998
                                                                          (in thousands)
     Warrants and employee stock options                                  1,326         1,400
     Redeemable convertible preferred stock, if converted,
     assuming conversion at rates in effect at September 30, 1998            --         1,305

        The Stock Purchase Agreement between International Game Technology ("IGT") and the Company pursuant to which IGT purchased 519,481 shares of Redeemable Convertible Preferred Stock (the "Preferred Stock") restricts IGT's ownership of the Company's common stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding common stock, including, for purposes of the calculation, the shares of common stock into which the Preferred Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Preferred Stock as well as limiting IGT's rights to purchase additional shares of common stock. IGT has asserted that the agreement does not limit the number of shares into which the Preferred Stock may be converted. If there were no limit on IGT's right to convert shares of Preferred Stock into common stock, as of September 30, 1999, the Preferred Stock could have been converted into 2,951,594 shares of common stock, or 24.9% of the then outstanding common stock, and diluted earnings per share would have been reduced to $.03 per share. IGT has not indicated it plans to convert any shares of Preferred Stock into common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        The Company develops, manufactures and markets electronic equipment and software for the casino gaming industry. The Company's products are based on its proprietary Acres Bonusing Technology(TM) and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. Acres Bonusing Technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

        Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking and visual analysis modules that may be purchased and installed individually or as components of an integrated system marketed as the Acres Advantage(TM).

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended September 30, 1999 increased to $6.2 million from net revenues of $3.3 million during the three months ended September 30, 1998. The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. Deliveries of Acres Advantage hardware to MotorCity in Detroit, Michigan, and bonusing software to the Star City Casino, in Sydney, Australia, comprised the majority of the revenues in the current quarter. In the prior year quarter, revenues were comprised of hardware royalty payments received from IGT, bonusing software delivered to IGT primarily for Mirage Resort's Bellagio property and custom bonus games and displays delivered directly to Bellagio.

        In the current quarter, the gross profit margin decreased to 51% from 60% in the prior year quarter. Hardware sales, such as the current quarter sales to MotorCity, carry a lower gross profit margin than the software sales and royalty payments recorded in the quarter ended September 30, 1998.

        Operating expenses in the current year quarter were $135,000 less than in the prior year quarter due primarily to reductions in staffing and other cost savings resulting from the relocation of the Company's headquarters to Las Vegas. The relocation was substantially complete at the end of September 1999. The savings resulting from the relocation were partially offset by an increase in the cost of defending the Company's intellectual property rights.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, the Company had cash and equivalents of $5.2 million, compared to $5.9 million as of June 30, 1999. The Company invests its cash in highly liquid marketable securities with a maturity of three months or less at the date of purchase.

        At September 30, 1999 the Company had collected $2.8 million of advance deposits against its order backlog of approximately $6.7 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific installations. Products are generally delivered within one to six months of receipt of an order depending on the nature of the order and the products being delivered. The Company does not have any material ongoing long-term sales contracts. At its current stage of operations, the Company's revenues and results of operations may be materially affected by the receipt or loss of any one order.

        The Company expects to complete the deliveries and installations comprising its order backlog and expects that payments under those contracts will provide sufficient operating cash flow for fiscal 2000. Failure to successfully deliver the products comprising the order backlog or failure to subsequently collect the resulting revenues could have a material adverse effect on the Company's liquidity. The company does not have any debt outstanding at September 30, 1999 but intends to obtain a short-term line of credit. The Company may not be able to obtain a line of credit. The Company has the ability to reduce operating expenses by reducing staffing and other expenses.

        The Company's operations have historically used cash. During the current quarter, $301,000 of cash was used by operating activities. The cash provided by the Company's net income, adjusted for non-cash items, was completely offset by changes in accounts receivable, inventories and customer deposits resulting from the quarter's sales activities. During the current quarter, the Company made capital expenditures of $290,000 and capitalized software development cost of $184,000.

         The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993 and $7.6 million from the exercise of warrants in October 1996. In addition, in January 1997, the Company issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4.9 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

        The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. At September 30, 1999, the Company held a foreign exchange contract totaling $2.1 million and maturing in February 2000. The counterparty to the foreign exchange contract is a large, widely recognized bank resulting in minimal risk of credit loss due to non-performance by the bank. The net effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company's financial condition or results of operations.

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

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 1999.

        Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: sales backlog; adequacy of cash and equivalents balances to fund the Company's operations; anticipated future sales; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; the availability of a line of credit; patent protection; litigation settlements; and anticipated effects of the Year 2000.

        The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; developments in the Company's relationship with IGT; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; the ability of the Company to obtain a line of credit; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; and the results of pending litigation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Two related lawsuits have been filed in the U.S. District Court for the District of Nevada that allege violation of the federal securities laws by the Company and its executive officers: Townsend, et al. v. Acres Gaming Incorporated, et al. CV-S-97-01848-PMP (RJJ) and Jason, et al. v. Acres Gaming Incorporated, CV-S-98-00262-PMP (RJJ). Those suits have been consolidated into one combined action styled: In re Acres Gaming Securities Litigation, CV-S-97-01848-PMP (RJJ). The combined action has received class certification for a class consisting of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The defense of this suit has been tendered to and accepted by the Company's directors and officer's insurance carrier. The Company denies the allegations and intends to vigorously defend itself.

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

        In separate but related actions, the Company has filed suit in U.S. District Court for the District of Oregon against its former general liability insurance carrier for breach of insurance contract: Acres Gaming Incorporated v. Atlantic Mutual Insurance Company. The Company has reached a partial settlement with Atlantic Mutual that included reimbursement of certain defense costs of Suit I. The Company is continuing to pursue reimbursement of additional defense costs of Suit I.

        In addition, the Company has filed suit in U.S. District Court for the District of Oregon against its current general liability insurance carrier for breach of insurance contract: Acres Gaming Incorporated v. St. Paul Fire & Marine Insurance Co. This suit is based on the insurer's refusal to defend the Company against CDS's counterclaims in Suit IV. The Company anticipates that this matter will be resolved through settlement discussions.

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

                                     ACRES GAMING INCORPORATED
                                         (Registrant)

Date: November 12, 1999              By  /s/ Reed M. Alewel
                                       -----------------------------------------
                                     Reed M. Alewel
                                     Vice President, Chief Financial Officer,
                                     Treasurer and Assistant Secretary
                                     (authorized officer and principal financial
                                      and chief accounting officer)

                                INDEX TO EXHIBITS

  EXHIBIT
  NO.          DESCRIPTION
  ---          -----------
   3.1         Articles of Incorporation of Acres Gaming Incorporated, as
               amended(1)
   3.2         Bylaws of Acres Gaming Incorporated, as amended(2)
  10.1         Lease dated August 5, 1999 between the Company and Avery
               Investments
  27.1         Financial Data Schedule


(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.