Form 10-Q
period 1999-12-31
ACRES GAMING INC
filed 2000-02-11
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

   (Mark One)

      [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999


      [ ]           TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________

                         Commission File Number 0-22498


                            ACRES GAMING INCORPORATED
             (Exact name of registrant as specified in its charter)

               NEVADA                                     88-0206560
   -------------------------------             ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


                          7115 AMIGO STREET, SUITE 150
                               LAS VEGAS, NV 89119
                    (Address of principal executive offices)

                                  702-263-7588
                         (Registrant's telephone number)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  x     No
                      ---       ---

     The number of shares of Common Stock, $.01 par value, outstanding on January 31, 2000 was 8,913,281.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                             Page
                                                                             ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at December 31, 1999 and June 30, 1999                 1

        Statements of Operations for the Three and Six Months Ended
         December 31, 1999 and 1998                                            2

        Statements of Cash Flows for the Six Months Ended
         December 31, 1999 and 1998                                            3

        Notes to Financial Statements                                          4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


PART II -- OTHER INFORMATION                                                   11

SIGNATURES                                                                     11

INDEX TO EXHIBITS                                                              12

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS


                                     ASSETS

                                                                DECEMBER 31, 1999      JUNE 30, 1999
                                                                   (UNAUDITED)
                                                                -----------------      -------------
                                                                         (in thousands)
CURRENT ASSETS:
  Cash and equivalents                                               $  3,362             $  5,949
  Receivables                                                           2,922                1,576
  Inventories                                                           2,633                4,909
  Prepaid expenses                                                         91                  265
                                                                     --------             --------
    Total current assets                                                9,008               12,699
                                                                     --------             --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                                  826                  743
  Equipment                                                             5,190                4,778
  Leasehold improvements                                                  434                  954
  Accumulated depreciation                                             (4,340)              (4,101)
                                                                     --------             --------
    Total property and equipment                                        2,110                2,374

OTHER ASSETS                                                            1,061                1,024
                                                                     --------             --------
                                                                     $ 12,179             $ 16,097
                                                                     ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                   $  2,189             $  2,407
  Accrued expenses                                                      1,077                1,491
  Customer deposits                                                        52                4,152
                                                                     --------             --------
    Total current liabilities                                           3,318                8,050
                                                                     --------             --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                  4,948                4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares
    authorized, 8.9 million shares issued and outstanding                  89                   89
  Additional paid-in capital                                           19,904               19,904
  Accumulated deficit                                                 (16,080)             (16,894)
                                                                     --------             --------
    Total stockholders' equity                                          3,913                3,099
                                                                     --------             --------
                                                                     $ 12,179             $ 16,097
                                                                     ========             ========

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        DECEMBER 31,                           DECEMBER 31,
                                                  -------------------------             --------------------------
                                                   1999               1998                1999              1998
                                                  ------            -------             -------            -------
                                                               (in thousands except per share data)
NET REVENUES                                      $5,367            $ 3,059             $11,591            $ 6,347

COST OF REVENUES                                   2,506              2,060               5,570              3,390

                                                  ------            -------             -------            -------
GROSS PROFIT                                       2,861                999               6,021              2,957
                                                  ------            -------             -------            -------

OPERATING EXPENSES:
  Research and development                         1,261              1,786               2,532              3,204
  Selling, general and administrative              1,210              1,423               2,727              2,928
                                                  ------            -------             -------            -------
    Total operating expenses                       2,471              3,209               5,259              6,132
                                                  ------            -------             -------            -------

INCOME (LOSS) FROM OPERATIONS                        390             (2,210)                762             (3,175)

OTHER INCOME                                          30                 70                  52                189

                                                  ------            -------             -------            -------
NET INCOME (LOSS)                                 $  420            $(2,140)            $   814            $(2,986)
                                                  ======            =======             =======            =======

NET INCOME (LOSS) PER SHARE -- BASIC              $  .05            $  (.24)            $   .09            $ (0.34)
                                                  ======            =======             =======            =======

NET INCOME (LOSS) PER SHARE -- DILUTED            $  .04            $  (.24)            $   .07            $ (0.34)
                                                  ======            =======             =======            =======

        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1999            1998
                                                                      -------         --------
                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $   814         $(2,986)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                       936             901
      Changes in assets and liabilities:
         Receivables                                                   (1,346)         (1,883)
         Inventories                                                    2,276          (1,994)
         Prepaid expenses                                                 174            (121)
         Accounts payable and accrued expenses                           (632)          1,242
         Customer deposits                                             (4,100)           (498)

                                                                      -------         -------
             Net cash from operating activities                        (1,878)         (5,339)
                                                                      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (557)         (1,419)
   Capitalized software costs                                            (184)           (627)
   Other, net                                                              32              (1)

                                                                      -------         -------
             Net cash from investing activities                          (709)         (2,047)
                                                                      -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                             --             350
   Preferred stock dividends                                               --             (75)

                                                                      -------         -------
             Net cash from financing activities                            --             275
                                                                      -------         -------

NET DECREASE IN CASH AND EQUIVALENTS                                   (2,587)         (7,111)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             5,949           9,887

                                                                      -------         -------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $ 3,362         $ 2,776
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

     In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three- and six-month periods ended December 31, 1999 are not necessarily indicative of the operating results for the full year or future periods.

2.   Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in June 1998. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company only enters into derivative instruments for hedging sales contracts and receivables denominated in international currencies. Changes in the fair value of the derivatives will be offset against the change in fair value of the receivable. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt this Standard as of the beginning of its fiscal year 2001. The effect of adopting this standard is not expected to have a material effect on the Company's financial condition or results of operations.

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

     Included in accounts receivable are unbilled receivables. The Company had unbilled receivables of $705,000 at December 31, 1999. At June 30, 1999 the Company had $1.0 million in unbilled receivables. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

4.   Inventories

     Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                  DECEMBER 31,          JUNE 30,
                                                     1999                 1999
                                                  -----------           --------
                                                            (in thousands)
Raw Materials                                       $  954                $1,114
Work-in-progress                                        73                 1,398
Finished Goods                                       1,606                 2,397
                                                    ------                ------
                                                    $2,633                $4,909
                                                    ------                ------


5.   Capitalized Software

     Software development costs for certain projects are capitalized from the time technological feasibility is established, to the time the resulting software product is commercially feasible. Capitalized software costs, net of accumulated amortization, were $720,000 and $647,000 at December 31, 1999 and June 30, 1999, respectively, and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible. All research and development costs are expensed as incurred.

6.   Income Taxes

     At December 31, 1999, the Company had cumulative net operating losses of approximately $14.7 million that are available to offset future taxable income through 2019. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of December 31, 1999 and June 30, 1999.

7.   Contingencies

     A class action lawsuit filed in the U.S. District Court alleges violation of the federal securities laws by the Company and certain of its current and former executive officers. The class consists of the purchasers of the Company's stock during the period from March 26, 1997 to December 11, 1997. The Company denies the allegations and intends to vigorously defend itself.

     Two lawsuits have been filed regarding the Wheel of Gold(TM) technology that is the subject of two patents (the "WOG Patents") that have been assigned to Anchor Gaming ("Anchor"). In the first suit, now pending in U.S. District Court for the District of Nevada, Anchor, Anchor Coin and Spin for Cash Wide Area Progressive Joint Venture, Anchor's partnership with International Game Technology ("IGT"), have brought patent infringement, breach of warranty and breach of contract actions against the Company, based on the WOG Patents and the Company's supply agreement with Anchor. The Company has denied the allegations and filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG Patents. The defense of this suit has been tendered to and accepted by the Company's general liability insurance carrier. In the second action, now pending in U.S. District Court for the District of Oregon, the Company has filed suit alleging that Anchor wrongfully used the Company's technology to obtain the WOG Patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company.

     Four related lawsuits have been filed in the U.S. District Court for the District of Nevada resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company denies all allegations asserted against it and intends to vigorously defend itself and its intellectual property rights. In separate but related actions, the Company has filed suits against its former and current general liability insurance carriers for breach of insurance contract. The Company's suits are based on the insurers' refusal to defend the Company against certain counterclaims brought against the Company in certain of the four related patent lawsuits.

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

                                                        FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                         ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                                        --------------------       --------------------
                                                          1999        1998          1999         1998
                                                        -------      -------       -------      -------
                                                              (in thousands except per share data)
Net income (loss)                                       $   420      $(2,140)      $   814      $(2,986)
Preferred stock dividends                                    --           --            --          (75)
                                                        -------      -------       -------      -------
Net income (loss) allocable to common stockholders      $   420      $(2,140)      $   814      $(3,061)
                                                        =======      =======       =======      =======
Weighted average number of shares of common stock
and common stock equivalents outstanding:

   Weighted average number of common shares
   outstanding for computing basic earnings per
   share                                                  8,913        8,913         8,913        8,880

   Dilutive effect of warrants and employee stock
   options after application of the treasury
   stock method                                              12           --            18           --

   Dilutive effect of redeemable convertible
   preferred stock after application of the
   if-converted method                                    2,228           --         2,228           --

   Weighted average number of common shares
    outstanding for computing diluted earnings
    per share                                            11,153        8,913        11,159        8,880
                                                        =======      =======       =======      =======
Earnings (loss) per share -- basic                      $   .05      $  (.24)      $   .09      $  (.34)
                                                        =======      =======       =======      =======
Earnings (loss) per share -- diluted                    $   .04      $  (.24)      $   .07      $  (.34)
                                                        =======      =======       =======      =======

        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                        FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                         ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                                        --------------------       --------------------
                                                          1999        1998          1999         1998
                                                        -------      -------       -------      -------
                                                                         (in thousands)
Warrants and employee stock options                       1,237       1,312         1,271        1,174

Redeemable convertible preferred stock, if
converted, assuming conversion at rates in
effect at December 31, 1998                                  --       1,779          --          1,779


     The Stock Purchase Agreement between IGT and the Company pursuant to which IGT purchased 519,481 shares of Redeemable Convertible Preferred Stock (the "Preferred Stock") restricts IGT's ownership of the Company's common stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding common stock, including, for purposes of the calculation, the shares of common stock into which the Preferred Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Preferred Stock as well as limiting IGT's rights to purchase additional shares of common stock. IGT has asserted that the agreement does not limit the number of shares into which the Preferred Stock may be converted. If there were no limit on IGT's right to convert shares of Preferred Stock into common stock, as of December 31, 1999, the Preferred Stock could have been converted into 4,812,324 shares of common stock, or 35.0% of the then outstanding common stock, and diluted earnings per share would have been reduced to $.03 per share and $.06 per share for the quarter and six-month period ended December 31, 1999, respectively. IGT has not indicated it plans to convert any shares of Preferred Stock into common stock.


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

RESULTS OF OPERATIONS

     The Company's net revenues for the three months ended December 31, 1999 increased to $5.4 million from net revenues of $3.1 million during the three months ended December 31, 1998. The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. Second quarter net revenues were primarily comprised of $1.4 million from the completion of the Acres Advantage slot system at the MotorCity Casino in Detroit, Michigan and $3.5 million from continuing progress on the Crown Casino Coinless Transit(TM) project in Melbourne, Australia. In the prior year quarter, revenues were primarily comprised of $2.1 million of progress billings on the customization of the Acres Advantage slot system for Mandalay Bay and $601,000 of hardware sales and hardware royalty payments received from IGT.

     For the six-month period ended December 31, 1999, net revenues increased to $11.6 million from $6.3 million in the same period in the prior year. Net revenues in the first half of the current fiscal year were primarily comprised of $4.0 million from progress billings on the Crown Casino Coinless Transit project, $3.7 million from hardware and software deliveries to MotorCity and $3.1 million from software sales to Star City Casino in Sydney, Australia. In the first half of the prior year, net revenues were primarily comprised of $2.6 million of hardware sales, software sales and hardware royalty payments from IGT, $2.1 million of progress billings for the customization of the Acres Advantage slot system for Mandalay Bay and $671,000 of custom bonus games and displays delivered to Bellagio.

     Gross profit margin increased to 53 percent in the current quarter from 33 percent in the prior year quarter. For the first half of fiscal 2000, gross profit margin was 52 percent versus 47 percent in the same period in fiscal 1999. These increases in gross profit margin percentages are related to changes in the mix of hardware and software products delivered during the respective periods. Software sales, such as the recent sales to the MotorCity, Crown and Star City casinos carry a higher gross profit margin than hardware sales.

     Total operating expenses decreased to $2.5 million in the current quarter from $3.2 million in the prior year quarter and decreased to $5.3 million for the first half of fiscal 2000 from $6.1 million in the first half of the prior year. Reductions in staffing generated $471,000 and $982,000 in operating expense savings in the quarter and six-month periods ended December 31, 1999, respectively, as compared to the same periods in the prior year. Additionally, certain software customization costs amounting to $334,000 and $427,000 were reallocated from operating expenses to cost of goods sold for the quarter and six-month periods ended December 31, 1999, respectively. Reductions in amounts capitalized as software development costs partially offset these operating expense reductions by $115,000 and $444,000 in the quarter and six-month periods ended December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash and equivalents of $3.4 million, compared to $5.9 million as of June 30, 1999. The Company invests its cash in highly liquid marketable securities with a maturity of three months or less at the date of purchase.

     At December 31, 1999 the Company had collected $52,000 of advance deposits against its order backlog of approximately $2.2 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific installations. Products are generally delivered within one to six months of receipt of an order depending on the nature of the order and the products being delivered. The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected by the receipt or loss of any one order.

     The Company expects to complete the deliveries and installations comprising its order backlog and expects that payments under those contracts will provide sufficient operating cash flow for fiscal 2000. Failure to successfully deliver the products comprising the order backlog or failure to subsequently collect the resulting revenues could have a material adverse effect on the Company's liquidity. The company does not have any debt outstanding at December 31, 1999 but intends to obtain a short-term line of credit. The Company may not be able to obtain a line of credit. The Company has the ability to reduce operating expenses by reducing staffing and other expenses.

     The Company's operations have historically used cash. During the first half of fiscal 2000, operating activities used $1.9 million of cash. The cash provided by the Company's net income, adjusted for non-cash items, was completely offset by changes in accounts receivable, inventories and customer deposits resulting from the first half's sales activities. During the six-month period ended December 31, 1999, the Company made capital expenditures of $557,000 and capitalized software development cost of $184,000.

     The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993 and $7.6 million from the exercise of warrants in October 1996. In addition, in January 1997, the Company issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4.9 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. At December 31, 1999, the Company held a foreign exchange contract totaling $2.1 million and maturing in February 2000. The counterparty to the foreign exchange contract is a large, widely recognized bank resulting in minimal risk of credit loss due to non-performance by the bank. The net effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company's financial condition or results of operations.

YEAR 2000

     The Year 2000 issue results from computer programs operating incorrectly due to date-sensitive software incorrectly recognizing dates in the year 2000. This could result in system failure or miscalculations and could cause disruptions of operations, including, among other things, a temporary inability to engage in normal business activities. The Company has not incurred any material interruptions in its products or business activities related to the Year 2000.

     The Company has evaluated its technology and data, including imbedded non-information technology, used in the creation and delivery of its previous generations of products and services (the "Legacy" products) and in its internal operations and has identified no significant Year 2000 issues. The Company's core business systems are compliant. Compliant upgrades for the Company's Legacy slot accounting and player tracking products have been developed and were made available to customers prior to December 31, 1999. The Company has tested its most recent generation of products and did not identify any material Year 2000 issues. The Company has not incurred material costs associated with addressing the Year 2000 issue and believes that future costs will not have a material effect on the Company's financial results.

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

     Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: sales backlog; adequacy of cash and equivalents balances to fund the Company's operations; anticipated future sales; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; the availability of a line of credit; patent protection; Year 2000 issues and litigation settlements.

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

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on December 3, 1999. The following actions were taken at the meeting:

     Election of Directors. John F. Acres, Jo Ann Acres, Richard A. Carone, Floyd W. Glisson and Donald J. Massaro were elected to serve as directors for a term of one year with the holders of shares voting as follows:

              ---------------------- ------------- ---------------
                                                      WITHHOLD
                    DIRECTOR          VOTES FOR      AUTHORITY
              ---------------------- ------------- ---------------
              John F. Acres             8,144,871          84,215
              ---------------------- ------------- ---------------
              JoAnn Acres               8,122,021         107,065
              ---------------------- ------------- ---------------
              Richard A. Carone         8,139,196          89,890
              ---------------------- ------------- ---------------
              Floyd W. Glisson          8,140,496          88,590
              ---------------------- ------------- ---------------
              Donald J. Massaro         8,146,096          82,990
              ---------------------- ------------- ---------------


     Ratification of Appointment of Arthur Andersen LLP as Independent Public Accountants. The Board of Directors' appointment of Arthur Andersen as independent public accountants was ratified. The holders of 8,163,841 shares voted FOR the ratification, holders of 48,450 shares voted AGAINST and holders of 16,795 shares ABSTAINED.

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

                                        ACRES GAMING INCORPORATED
                                              (Registrant)

Date: February 10, 2000                 By  /s/ Reed M. Alewel
                                            ------------------------------------
                                            Reed M. Alewel
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Secretary
                                            (authorized officer and principal
                                            financial and chief accounting
                                            officer)

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                DESCRIPTION
-------               -----------
   3.1    Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

   3.2    Bylaws of Acres Gaming Incorporated, as amended(2)

  10.1    Amended Equipment Sale Agreement dated effective July 1, 1999 between
          AGI Distribution, Inc. dba Acres Gaming and Detroit Entertainment,
          L.L.C. dba MotorCity Casino

  27.1    Financial Data Schedule


(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.