Form 10-Q
period 2000-03-31
ACRES GAMING INC
filed 2000-05-12
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

     [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2000 was 8,913,281.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                                       Page
                                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets at March 31, 2000 and June 30, 1999                               1

        Statements of Operations for the Three and Nine Months Ended
         March 31, 2000 and 1999                                                         2

        Statements of Cash Flows for the Nine Months Ended
         March 31, 2000 and 1999                                                         3

        Notes to Financial Statements                                                    4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       7


PART II -- OTHER INFORMATION                                                            11

SIGNATURES                                                                              11

INDEX TO EXHIBITS                                                                       12

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS


                                                               MARCH 31, 2000     JUNE 30, 1999
                                                                (UNAUDITED)
                                                               ------------       ------------
                                                                       (in thousands)
CURRENT ASSETS:
  Cash and equivalents                                         $        871       $      5,949
  Receivables                                                         2,778              1,576
  Inventories                                                         3,556              4,909
  Prepaid expenses                                                      102                265
                                                               ------------       ------------
    Total current assets                                              7,307             12,699
                                                               ------------       ------------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                                863                743
  Equipment                                                           5,273              4,778
  Leasehold improvements                                                443                954
  Accumulated depreciation                                           (4,741)            (4,101)
                                                               ------------       ------------
    Total property and equipment                                      1,838              2,374

OTHER ASSETS, NET                                                     1,098              1,024
                                                               ------------       ------------
                                                               $     10,243       $     16,097
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $      1,626       $      2,407
  Accrued expenses                                                      843              1,491
  Customer deposits                                                      54              4,152
                                                               ------------       ------------
    Total current liabilities                                         2,523              8,050
                                                               ------------       ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                4,948              4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares
    authorized, 8.9 million shares issued and outstanding                89                 89
  Additional paid-in capital                                         19,904             19,904
  Accumulated deficit                                               (17,221)           (16,894)
                                                               ------------       ------------
    Total stockholders' equity                                        2,772              3,099
                                                               ------------       ------------
                                                               $     10,243       $     16,097
                                                               ============       ============


      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       MARCH 31,                           MARCH 31,
                                           -------------------------------      -------------------------------
                                               2000               1999              2000              1999
                                           ------------       ------------      ------------       ------------
                                                              (in thousands except per share data)
NET REVENUES                               $      2,202       $      6,414      $     13,793       $     12,761

COST OF REVENUES                                    811              3,485             6,381              6,875
                                           ------------       ------------      ------------       ------------
GROSS PROFIT                                      1,391              2,929             7,412              5,886
                                           ------------       ------------      ------------       ------------

OPERATING EXPENSES:
  Research and development                        1,335              1,498             3,867              4,702
  Selling, general and administrative             1,222              1,364             3,949              4,292
                                           ------------       ------------      ------------       ------------

    Total operating expenses                      2,557              2,862             7,816              8,994
                                           ------------       ------------      ------------       ------------

INCOME (LOSS) FROM OPERATIONS                    (1,166)                67              (404)            (3,108)

OTHER INCOME                                         25                 16                77                205
                                           ============       ============      ============       ============
NET INCOME (LOSS)                          $     (1,141)      $         83      $       (327)      $     (2,903)
                                           ============       ============      ============       ============

NET INCOME (LOSS) PER SHARE - BASIC        $       (.13)      $        .01      $       (.04)      $       (.33)
                                           ============       ============      ============       ============

NET INCOME (LOSS) PER SHARE - DILUTED      $       (.13)      $        .01      $       (.04)      $       (.33)
                                           ============       ============      ============       ============


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -------------------------------
                                                                         2000              1999
                                                                     ------------       ------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $       (327)      $     (2,903)
   Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                         1,417              1,349
      Changes in assets and liabilities:
         Receivables                                                       (1,202)             1,195
         Inventories                                                        1,353             (1,306)
         Prepaid expenses                                                     163               (150)
         Accounts payable and accrued expenses                             (1,429)             1,919
         Customer deposits                                                 (4,098)            (1,009)

                                                                     ------------       ------------
             Net cash from operating activities                            (4,123)              (905)
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (686)            (1,554)
   Capitalized software costs                                                (257)              (627)
   Other, net                                                                 (12)                53

                                                                     ------------       ------------
             Net cash from investing activities                              (955)            (2,128)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                 --                350
   Preferred stock dividends                                                   --                (75)

                                                                     ------------       ------------
             Net cash from financing activities                                --                275
                                                                     ------------       ------------

NET DECREASE IN CASH AND EQUIVALENTS                                       (5,078)            (2,758)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                 5,949              9,887

                                                                     ============       ============
CASH AND EQUIVALENTS AT END OF PERIOD                                $        871       $      7,129
                                                                     ============       ============


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

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three and nine-month periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year or future periods.

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

3.      Revenue Recognition

        The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Revenue is generally recognized as hardware components are shipped and software components are installed. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized.

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

        Included in accounts receivable are unbilled receivables. The Company had unbilled receivables of $1.8 million at March 31, 2000. At June 30, 1999 the Company had $1.0 million in unbilled receivables. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

4.      Inventories

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:


                        MARCH 31,         JUNE 30,
                          2000              1999
                      ------------      ------------
                              (in thousands)
Raw Materials         $      1,283      $      1,114
Work-in-progress               534             1,398
Finished Goods               1,739             2,397
                      ------------      ------------
                      $      3,556      $      4,909
                      ------------      ------------


5.      Capitalized Software

        Software development costs for certain projects are capitalized from the time technological feasibility is established, to the time the resulting software product is commercially feasible. Capitalized software costs, net of accumulated amortization, were $734,000 and $647,000 at March 31, 2000 and June 30, 1999, respectively, and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible. All research and development costs are expensed as incurred.

6.      Income Taxes

        At March 31, 2000, the Company had cumulative net operating losses of approximately $15.9 million that are available to offset future taxable income through 2019. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of March 31, 2000 and June 30, 1999.

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

        Two lawsuits have been filed regarding the Wheel of Gold(TM) technology that is the subject of two patents (the "WOG Patents") that have been assigned to Anchor Gaming ("Anchor"). In the first suit, now pending in U.S. District Court for the District of Nevada, Anchor, Anchor Coin and Spin for Cash Wide Area Progressive Joint Venture, Anchor's partnership with International Game Technology ("IGT"), have brought patent infringement, breach of warranty and breach of contract actions against the Company, based on the WOG Patents and the Company's supply agreement with Anchor. The Company has denied the allegations and filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG Patents. The defense of this suit was tendered to and initially accepted by the Company's professional errors and omissions insurance carrier. In April 2000, the Company's insurance carrier denied coverage. The Company disagrees with the insurer's position and intends to pursue legal remedies against the insurer. In the second action, now pending in U.S. District Court for the District of Oregon, the Company has filed suit alleging that Anchor wrongfully used the Company's technology to obtain the WOG Patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company.

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


                                                               FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                  ENDED MARCH 31,                     ENDED MARCH 31,
                                                          -------------------------------      -------------------------------
                                                              2000               1999              2000               1999
                                                          ------------       ------------      ------------       ------------
                                                                         (in thousands except per share data)
Net income (loss)                                         $     (1,141)      $         83      $       (327)      $     (2,903)
Preferred stock dividends                                           --                 --                --                (75)
                                                          ------------       ------------      ------------       ------------
Net income (loss) allocable to common stockholders        $     (1,141)      $         83      $       (327)      $     (2,978)
                                                          ============       ============      ============       ============
Weighted average number of shares of common stock
and common stock equivalents outstanding:

  Weighted average number of common shares outstanding
  for computing basic earnings per share                         8,913              8,913             8,913              8,891

  Dilutive effect of warrants and employee stock
  options after application of the treasury stock
  method                                                            --                  1                --                 --

  Dilutive effect of redeemable convertible preferred
  stock after application of the if-converted method                --              1,812                --                 --
                                                          ============       ============      ============       ============

  Weighted average number of common shares outstanding
     for computing diluted earnings per share                    8,913             10,726             8,913              8,891
                                                          ============       ============      ============       ============

Earnings (loss) per share - basic                         $       (.13)      $        .01      $       (.04)      $       (.33)
                                                          ============       ============      ============       ============

Earnings (loss) per share - diluted                       $       (.13)      $        .01      $       (.04)      $       (.33)
                                                          ============       ============      ============       ============


        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                        FOR THE THREE                    FOR THE NINE MONTHS
                                                    MONTHS ENDED MARCH 31,                  ENDED MARCH 31,
                                                ------------------------------      ------------------------------
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------
                                                                          (in thousands)
Warrants and employee stock options                    1,192             1,425             1,252             1,323
Redeemable convertible preferred stock, if
converted, assuming conversion at rates in
effect at March 31, 2000 and 1999                      2,228                --             2,228             1,812


        The Stock Purchase Agreement between IGT and the Company pursuant to which IGT purchased 519,481 shares of Redeemable Convertible Preferred Stock (the "Preferred Stock") restricts IGT's ownership of the Company's common stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding common stock, including, for purposes of the calculation, the shares of common stock into which the Preferred Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Preferred Stock as well as limiting IGT's rights to purchase additional shares of common stock. IGT has asserted that the agreement does not limit the number of shares into which the Preferred Stock may be converted. If there were no limit on IGT's right to convert shares of Preferred Stock into common stock, as of March 31, 2000, the Preferred Stock could have been converted into 2,831,260 shares of common stock, or 24.1% of the then outstanding common stock. IGT has not indicated it plans to convert any shares of Preferred Stock into common stock.

9.      Subsequent Event

        In April 2000, the Company obtained a commitment from its commercial bank to provide up to $2.0 million in short-term financing. The commitment expires on the earlier of June 30, 2000 or receipt of final payment from the Crown Casino for the Coinless Transit project.


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

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended March 31, 2000 decreased to $2.2 million from net revenues of $6.4 million during the three months ended March 31, 1999. The Company's revenues can fluctuate significantly based on the timing of the delivery of any large order. The current quarter net revenues were primarily comprised of $1.7 million from continuing progress on the Crown Casino Coinless Transit(TM) project in Melbourne, Australia. In the prior year quarter, revenues were primarily comprised of $5.1 million recorded upon completion of the Acres Advantage slot system for Mandalay Bay and $709,000 of hardware sales and hardware royalty payments received from IGT.

        For the nine-month period ended March 31, 2000, net revenues increased to $13.8 million from $12.8 million in the same period in the prior year. Net revenues in the first nine months of the current fiscal year were primarily comprised of $5.7 million from progress billings on the Crown Casino Coinless Transit project, $3.7 million from hardware and software deliveries to MotorCity and $3.1 million from software sales to Star City Casino in Sydney, Australia. In the same period of the prior year, net revenues were primarily comprised of $7.2 million from the Acres Advantage slot system for Mandalay Bay, $3.3 million of hardware sales, software sales and hardware royalty payments from IGT and $883,000 of custom bonus games and displays.

        Gross profit margin increased to 63 percent in the current quarter from 46 percent in the prior year quarter. For the first nine months of fiscal 2000, gross profit margin was 54 percent versus 46 percent in the same period in fiscal 1999. These increases in gross profit margin percentages are related to changes in the mix of hardware and software products delivered during the respective periods. Software sales, such as the recent sales to the MotorCity, Crown and Star City casinos carry a higher gross profit margin than hardware sales.

        Total operating expenses decreased to $2.6 million in the current quarter from $2.9 million in the prior year quarter and decreased to $7.8 million for the first nine months of fiscal 2000 from $9.0 million in the same period of the prior year. Reductions in staffing generated $674,000 and $1.7 million in operating expense savings in the three and nine-month periods ended March 31, 2000, respectively, as compared to the same periods in the prior year. The current quarter savings from staffing reductions were partially offset by a $315,000 reduction in the amount of certain software customization costs that were allocated out of operating expenses and into cost of goods sold. The savings from staffing reductions for the nine-month period ended March 31, 2000 were partially offset by a $371,000 reduction in amounts capitalized as software development costs.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company had cash and equivalents of $871,000, compared to $5.9 million as of June 30, 1999. The Company invests its cash in highly liquid marketable securities with a maturity of three months or less at the date of purchase.

        At March 31, 2000 the Company had collected $54,000 of advance deposits against its order backlog of approximately $1.0 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific installations. Products are generally delivered within six months of receipt of an order depending on the nature of the order and the products being delivered. The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected by the receipt or loss of any one order.

        In April 2000, after the close of the current quarter, the Company received a $1.2 million deposit in connection with a letter of intent between the Company and Tsogo Sun, Ltd., that provides for negotiation of a definitive agreement pursuant to which the Company will provide an Acres Advantage casino-wide slot system for the new MonteCasino in Johannesburg, South Africa. When finalized, the contract is expected to generate over $4.6 million in revenue. Shipments of hardware to MonteCasino are expected to begin in the quarter ended June 30, 2000 with final installation scheduled for the Fall of 2000.

        The Company expects to complete the deliveries and installations comprising its order backlog, including the MonteCasino order, and expects that payments under those contracts will provide sufficient operating cash flow for fiscal 2000. Failure to successfully deliver the products comprising the order backlog or failure to subsequently collect the resulting revenues could have a material adverse effect on the Company's liquidity.

        The Company does not have any debt outstanding but has obtained a commitment from its commercial bank to provide up to $2.0 million in short-term financing. The commitment expires on the earlier of June 30, 2000 or receipt of final payment from the Crown Casino for the Coinless Transit project. The Company has the ability to reduce operating expenses by reducing staffing and other expenses.

        The Company's operations have historically used cash. During the nine months ended March 31, 2000, operating activities used $4.1 million of cash. The cash provided by reductions in inventories and the Company's results of operations, after adjusting for non-cash items, was completely offset by increases in accounts receivable and decreases in customer deposits resulting from sales activities. Additionally, reductions in accounts payable and accrued expenses further reduced ending cash balances. During the nine-month period ended March 31, 2000, the Company made capital expenditures of $686,000 and capitalized software development cost of $257,000.

        The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993 and $7.6 million from the exercise of warrants in October 1996. In addition, in January 1997, the Company issued 519,481 shares of Series A Convertible Preferred Stock for net proceeds of $4.9 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

        The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. At March 31, 2000, the Company held a foreign exchange contract totaling $2.1 million and maturing in June 2000. The counterparty to the foreign exchange contract is a large, widely recognized bank resulting in minimal risk of credit loss due to non-performance by the bank. The net effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company's financial condition or results of operations.

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

        Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: the MonteCasino order; sales backlog; adequacy of cash and equivalents balances to fund the Company's operations; anticipated future sales; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; the availability of funds under the line of credit on terms acceptable to both the Company and the lending bank; patent protection; Year 2000 issues and litigation settlements.

        The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that the Company may not successfully negotiate a definitive agreement for the MonteCasino order, or that the size of the order will be smaller than expected; the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; developments in the Company's relationship with IGT; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; the ability of the Company to borrow under the line of credit; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally; and the results of pending litigation.

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

                          ACRES GAMING INCORPORATED
                                 (Registrant)

Date: May 11, 2000        By  /s/ Reed M. Alewel
                            -----------------------------------------
                          Reed M. Alewel
                          Vice President, Chief Financial Officer, Secretary
                          and Treasurer (authorized officer and principal
                          financial and chief accounting officer)

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