Form 10-K405
period 2000-06-30
ACRES GAMING INC
filed 2000-09-28
CIK 912601

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 2000 was $11,919,719. For purposes of this computation, all executive officers and directors of the Registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of August 31, 2000 was 8,916,931 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders to be held December 15, 2000.

                                TABLE OF CONTENTS

                                                                                      PAGE
                                     PART I
ITEM 1.     BUSINESS................................................................   1
              General...............................................................   1
              The Market............................................................   1
              Products..............................................................   1
              Communication Protocol................................................   4
              Research and Development..............................................   4
              Customers.............................................................   4
              Marketing.............................................................   5
              Production and Manufacturing..........................................   5
              Patents...............................................................   5
              Competition...........................................................   6
              Government Regulation.................................................   7
              Employees.............................................................  10
              Forward-Looking Statements............................................  10

ITEM 2.     PROPERTIES..............................................................  11

ITEM 3.     LEGAL PROCEEDINGS.......................................................  11

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................  13

            EXECUTIVE OFFICERS OF REGISTRANT........................................  13

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................  14

ITEM 6.     SELECTED FINANCIAL DATA.................................................  15

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...................................................  15

            FACTORS THAT MAY AFFECT FUTURE RESULTS..................................  18

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................  22

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE....................................................  36

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................  36

ITEM 11.    EXECUTIVE COMPENSATION..................................................  37

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........  37

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................  37

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..................  37

            SIGNATURES .............................................................  38

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

THE MARKET

        In recent years, legalized gaming has significantly expanded in the United States. As part of this expansion, casino-style gaming has become an increasingly important component of the "leisure time" industry. The expansion resulted from the introduction of riverboat-style gaming in the Midwestern United States, the legalization of Native American casino gaming in California in March 2000, the growth of Native American casino gaming in other states and growth in the established Nevada market.

        Casino gaming has also grown rapidly worldwide, including in Australia, Canada, Europe and Africa, as well as in parts of the former Soviet Union and South America. The Company estimates that approximately 880,000 casino-style gaming machines are currently in use throughout the world, including approximately 440,000 in the United States.

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

PRODUCTS

        Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking, coinless wagering and visual analysis modules that may be purchased and installed individually or as components of an integrated system. The Company offers products primarily in two major categories:

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

        Various components of the Acres Advantage casino-wide system are installed in high profile casinos such as Mandalay Resort Group's Mandalay Bay and MotorCity Casino located in Las Vegas, Nevada and Detroit, Michigan, respectively and MGM Mirage's Bellagio and Beau Rivage located in Las Vegas, Nevada and Biloxi, Mississippi, respectively. International Acres Advantage installations include Star City in Sydney Australia and Crown South Bank Casino in Melbourne, Australia. The Company is currently installing Acres Advantage in MonteCasino in Johannesburg, South Africa.

        Components of the Acres Advantage and the software used in many popular gaming machines that support the Acres Advantage have been approved by the Nevada Gaming Control Board and regulatory authorities for several other states and for two states in Australia and approval is pending in the Gauteng Province in South Africa. (See "Communication Protocol" and "Government Regulation").

        The Acres Advantage casino-wide system currently includes Wizard(TM) slot accounting, Merlin(TM) graphical floor analysis, Prophet(TM) player tracking, Coinless Transit(TM) cashless wagering and Acres Bonusing(TM). The Company has developed and installed certain sub-modules of the Guardian(TM) cage, credit and pit management software module and expects to complete the entire Guardian product in the fall of 2000.

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

        Merlin Graphical Floor Analysis. This software product provides a visual rendition of the casino's slot accounting database, graphically projected as a map of the casino floor, which allows casino management to graphically see the numerical statistics of the casino operations. This product allows for quick recognition of the play and service activity occurring at each gaming machine on the casino floor.

        Prophet Player Tracking. This module builds upon a casino's accounting system to gather and record information about individual players, much like an airline's "frequent flyer" program. Each customer who elects to enroll in the casino's "players club" is given a plastic card that uniquely identifies the player. The player inserts the card into an electronic card reader on the gaming machine and the system automatically records the player's level of play. Casino management can use this information to provide special incentives and rewards to individual players or groups of players in order to increase player loyalty. Acres Advantage is designed to further enhance player loyalty by requiring the use of a player tracking card to qualify for certain bonuses.

        Guardian Cage, Credit and Pit Management. Scheduled for full availability in the fall of 2000, certain functions of the Guardian module have been completed and installed at a casino location. The completed product provides ability to track and manage the casino's cash, chips and credit vouchers for table games and the cashiers' cage. Guardian will also provide automated mechanisms for enabling players to obtain credit through online or in-house credit facilities and will use a touch screen mechanism for inputting players' table games activity into the Prophet player tracking module.

        Coinless Transit. This product allows players club members to transfer game credits from one gaming machine to another or to a redemption kiosk at which the game credits can be cashed out. By reducing the number of cash replenishments, or machine fills, that are required when slot players cash out their winnings, this feature reduces the casino's floor staffing expenses. Players also receive greater convenience by eliminating delays caused when machines run out of coins.

        The following bonuses and promotions are contained in the Acres Bonusing module of Acres Advantage. Customers may purchase and implement these bonuses individually or collectively.

        Xtra Credit(TM). This patent pending feature is used to award special incentive bonuses to players club members. With just a few keystrokes, casino personnel can establish Xtra Credit bonuses to provide incentives for players club members to attend the casino's special promotional events or to celebrate the player's special events such as birthdays or anniversaries at the casino. Xtra Credit bonus awards can dramatically reduce the casino's existing cash voucher mailing and redemption costs and provide a wide variety of marketing opportunities for the casino to retain customers.

        Xtra Credit may also be used by other bonus applications as an award mechanism to allow the players to redeem their points earned or bonus awards won for free games on the gaming machines. In this application of the product, an award given to the player is posted to the player's club account rather than the gaming machine's credit meter. The amount of the award is shown on the gaming machine's player tracking display. The amount is reduced as the player uses the award to make a wager. Nevada gaming regulators have ruled that amounts wagered by the player through the use of Xtra Credits are excluded for gaming tax purposes.

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

        Personal Progressive(R). Although the vast majority of gaming machine players never experience the excitement of winning a progressive jackpot, the Personal Progressive bonus creates an individual progressive jackpot for each players club member that only he or she can win. The Personal Progressive jackpot grows as the customer plays, which adds excitement and provides an incentive to continue to visit the casino.

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

        Lucky Coin(R). These progressive jackpot bonuses are granted to the player inserting the "nth coin" where the frequency of "n" and the funding parameters of the bonus are established by the casino. Awards can be created that vary between small jackpots every few minutes and life-changing jackpots every few weeks. These bonuses can be applied to any number of gaming machines (from one machine to every machine in the casino) and any one gaming machine may be tied to multiple bonuses. These promotions also have the ability to alert players with custom audio sequences just before the bonus is awarded. The casino may elect to award smaller Celebration Prizes(TM) prizes to some or all of the players in the casino at the time the Lucky Coin bonus is awarded. Celebration Prizes may be awarded to players club members only or in varying amounts to players club VIPs, regular players club members and non-members.

        BONUS GAMES

        The Company develops proprietary bonus games that it operates on a revenue-sharing basis.

        The Company has four bonus games that are approved for distribution in Nevada. Two of these games, Money Mint(R) and Add `Em Up(TM), have been installed under revenue-sharing arrangements in casinos in Las Vegas. All of the Company's bonus games incorporate full-color, high-resolution plasma screens over one or more traditional slot machines. Dynamic animated sequences are displayed on the plasma screens to attract, instruct, entertain and communicate bonus awards to the players. State-of-the-art sound packages complement the animation.

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

        The Company jointly developed a Three Stooges(TM) themed bonus game with Shuffle Master, Inc. This bonus game incorporates the novelty of the famous comedy trio where players reaching the bonus round win cash bonuses as vintage Three Stooges video clips are displayed on overhead and in-machine video displays.

COMMUNICATION PROTOCOL

        The Company and International Game Technology ("IGT") have jointly developed a communication protocol known as SAS4. The protocol is used to communicate instructions and messages between Acres Bonusing and gaming machines. The communication of these instructions and messages is essential to the operation of bonuses. Although the Company and IGT have agreed that the Company can use SAS4 in connection with certain installations, IGT has stated that the Company does not have an unrestricted right to use SAS4 with non-IGT games. The Company believes that it has joint ownership of the protocol and the ability to use and license the protocol. In 2000, IGT released an updated version of the protocol known as SAS5, which includes some additional coinless wagering protocol messages. SAS5 has been offered to the Company under terms IGT states are equivalent to the terms offered to other gaming equipment suppliers. The Company has not yet adopted the SAS5 protocol.

        The Company is a founding member of the Gaming Manufacturers Association ("GAMMA") which, among other things, is jointly developing a standardized communication protocol that will be licensed to all GAMMA members. This protocol may be a viable alternative to SAS4 but this new protocol is not available for implementation at this time.

RESEARCH AND DEVELOPMENT

        The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 42 full-time employees involved in research and development as of August 31, 2000. Research and development expenses were $5.1 million, $6.4 million and $5.2 million in the years ended June 30, 2000, 1999 and 1998, respectively.

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

        Sales to Crown Casino, MotorCity Casino, Star City and MonteCasino amounted to 37 percent, 23 percent, 19 percent and 10 percent of the Company's net revenues in 2000, respectively. The sale to Mandalay Bay accounted for 51 percent of the Company's net revenues in 1999. Sales to IGT accounted for 23 percent and 75 percent of the Company's net revenues in 1999 and 1998, respectively. Sales of components to Anchor Gaming ("Anchor"), primarily related to their Wheel of Gold bonusing game, accounted for 18 percent of the Company's net revenues in 1998. The Company's backlog of orders for its products were approximately $6.7 million, $9.6 million and $2.1 million as of June 30, 2000, 1999 and 1998, respectively. Backlog, however, may not be a meaningful indication of future sales. Sales to the Company's customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within several months of receipt of the order. The

Company does not have any ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

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

PATENTS

        The Company has applied for United States and foreign patents on certain features of its product line, and may in the future apply for other United States patents and corresponding foreign patents. The following patents have been issued to the Company:

---------------------------------------------------------------------------------------------------
   ISSUE DATE       PATENT                        EXAMPLES OF PATENT PROTECTION
                    NUMBER
---------------------------------------------------------------------------------------------------
August 1997       5,655,961    This patent protects the implementation of a bonus pay table in a gaming machine and the implementation of a "Bonus Pool".  A Bonus
                               Pool is configurable by casino management to control the total amount of special bonuses paid, thus making it possible for such promotions to be kept within a casino's budget.

---------------------------------------------------------------------------------------------------
December 1997     5,702,304    This patent protects the Company's illuminated card reader, a player tracking system component, which indicates the point of card insertion and communicates bonus eligibility to the players and communicates game and player status to the casino through the use of various colors.

---------------------------------------------------------------------------------------------------
April 1998        5,741,183    This patent protects a method of identifying and categorizing individual gaming devices that are connected to a casino's computer network. It includes a memory device that allows for the identification and coding of each piece of gaming equipment with its individual configurations even when they are disconnected or moved to another location within the casino.

---------------------------------------------------------------------------------------------------
May 1998          5,752,882    This patent protects a method of operating gaming machines in which the casino is able to pre-select which games participate in a variety of bonusing promotions such as linked progressive jackpots or linked random bonuses.

---------------------------------------------------------------------------------------------------
October 1998      5,820,459    This patent protects a networked gaming bonusing system that enables a casino to pre-select which games participate in bonusing promotions.

---------------------------------------------------------------------------------------------------
November 1998     5,836,817    This patent protects a method of operating gaming machines in which the casino is able to pre-select which games participate in a variety of bonusing promotions such as linked progressive jackpots or linked random bonuses.
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
December 1998     5,854,542    This patent protects the Company's fluorescent flashing and  dimming lamps that are placed on gaming machines and operate to indicate promotional features.

---------------------------------------------------------------------------------------------------
March 1999        5,876,284    This patent protects a method and means for implementing jackpot bonuses on networked gaming devices such as the Company's multiple jackpot time bonus.

---------------------------------------------------------------------------------------------------
June 1999         SA99/4107    This South African patent protects a method for awarding variable bonus awards to gaming machines over a network.

---------------------------------------------------------------------------------------------------
October 1999      SA98/03158   This South African patent protects a method and means for promoting play on a network of gaming machines.

---------------------------------------------------------------------------------------------------
December 1999     SA99/2942    This South African patent protects the method and means for implementing video in a secondary game in response to player interaction in a primary game.

---------------------------------------------------------------------------------------------------
December 1999     SA99/2943    This South African patent protects the method of transferring credits from one gaming machine to another.

---------------------------------------------------------------------------------------------------
December 1999     SA99/2945    This South African patent protects a method for crediting a player of a gaming machine.

---------------------------------------------------------------------------------------------------
December 1999     SA99/2946    This South African patent protects the ability to use bonus tokens on networked gaming devices.

---------------------------------------------------------------------------------------------------
December 1999     6,008,784    This patent protects electronic displays with a curved face.

---------------------------------------------------------------------------------------------------
March 2000        6,043,615    This patent protects the Company's fluorescent flashing and dimming lamps that are placed on gaming machines and operate to indicate promotional features.

---------------------------------------------------------------------------------------------------


        No assurance can be given that any patents that are applied for will be issued or, if issued, will provide any significant competitive advantage to the Company. In addition, the Company has a variety of other intellectual property that it treats as trade secrets. The Company takes reasonable steps to protect its intellectual property but it is possible that others may make unauthorized use of such intellectual property and the Company may or may not be able to prevent such use. (See "Legal Proceedings").

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

        REGULATION OF PRODUCTS

        The Company has complied with the approval process and has either been issued a license, temporary license, certificate, approval or other permit allowing it to sell its products in Arizona, California, Colorado, Connecticut, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, North Dakota, Wisconsin, Victoria and New South Wales, Australia and Gauteng Province, South Africa. Not all of the Company's products have been approved for sale in all jurisdictions. In most jurisdictions, a model of the gaming equipment that the Company seeks to place in operation must be submitted for testing by an approved testing laboratory prior to use in any gaming operation. To obtain such approval, the Company must submit, at its expense, each model of its equipment to the specified laboratory for testing, examination and analysis. Upon completion of the testing, the laboratory submits a report of its findings and conclusions to the applicable gaming authority, together with any recommendations for modifications to the equipment or the addition of equipment or devices to such gaming equipment.

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

        CORPORATE REGULATION

               Nevada

        The manufacture, sale and distribution of gaming devices are subject to:
(i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. Generally, gaming activities may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and appropriate county and municipal licensing agencies. The Nevada Commission, the Nevada Board and the various county and municipal licensing agencies are collectively referred to as the "Nevada Gaming Authorities".

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

        On December 21, 1995, the Nevada Commission registered the Company as a publicly traded corporation ("Registered Corporation") and granted manufacturer's and distributor's licenses to the Company's wholly-owned subsidiary, AGI Distribution, Inc. ("AGID"), a Nevada corporation. The Commission also granted AGID a nonrestricted license as the operator of a slot machine route ("Slot Route License"). As a Registered Corporation, the Company is required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require.

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

        Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

        The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or AGID, the
Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

        The Company may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

        Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

        Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and, thereafter, maintain a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

               Other Jurisdictions

        Other jurisdictions in which the Company's products are sold or used require various licenses, permits and approvals in connection with such sale or use, typically involving restrictions similar in most respects to those of Nevada. The Company has complied with the approval process for use of the products it has sold in these other jurisdictions, including the receipt of manufacturer and distributor licenses, permits or certificates in each such state. Not all of the Company's products have been approved for sale in all jurisdictions. No assurances can be given that such required licenses, permits, certificates or approvals will be given or renewed in the future.

EMPLOYEES

        At August 31, 2000, the Company had 76 full-time employees of whom 42 were involved in research and development, 10 in customer service and support, 7 in material control, 5 in sales and marketing and 12 in administration and management. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-K contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements.

        Forward-looking statements relate to the Company's plans and expectations as to: future performance; growth opportunities; expansion; competition; communication protocols; agreement with IGT; sales backlog; adequacy of cash and equivalents balances to fund the Company's operations; compliance with debt covenants and ability to draw on line of credit; anticipated future sales; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; patent protection and anticipated effects of the Year 2000.

        Such plans and expectations involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. For a discussion of these risk factors, see "Factors that May Affect Future Results". In addition, from time to time, the Company may issue other forward-looking statements. Any forward-looking statements, including other written or oral forward-looking statements made by the Company or persons acting on its behalf, should be considered in light of these risk factors and other risk factors referred to from time to time in the Company's press releases, periodic reports or communications with stockholders.

ITEM 2.   PROPERTIES

        In July 1999, the Company's administrative headquarters was relocated and combined with the Company's sales, marketing, customer service and new product development office in Las Vegas, Nevada at 7115 Amigo Street, Suite 150, Las Vegas, Nevada. This facility encompasses approximately 31,500 square feet. The lease commenced on June 15, 1998 and will expire on June 15, 2003. The base rent is approximately $38,000 per month, plus $6,000 per month for property taxes, building insurance and common area maintenance.

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

        The Company owns manufacturing and engineering equipment that it uses in its assembly operations and research and development efforts. Such equipment is available from a variety of sources and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

        Two related lawsuits have been filed in the U.S. District Court for the District of Nevada that allege violation of the federal securities laws by the Company and its executive officers. Those suits have been consolidated into one combined action that received class certification for a class consisting of the purchasers of the Company's Common Stock during the period from March 26, 1997 to December 11, 1997. No trial date or discovery cut-off date has been set. The defense of this suit has been tendered to and accepted by the Company's directors and officer's insurance carrier subject to a $1.0 million policy limit. In September 2000, the Company and the plaintiffs agreed in principle to settle the litigation, subject to final documentation and approval by the Court. The Company will pay $660,000 in cash, of which approximately $200,000 will come from the Company's insurance carrier, and issue warrants to purchase one million shares of the Company's Common Stock exercisable over a 10 year period at a price of $2.50 per share. The value of the warrants is approximately $1.6 million. The Company recorded a one-time charge of $2.0 million in the year ending June 30, 2000, to account for the settlement.

        Two lawsuits have been filed regarding ownership of the Wheel of Gold ("WOG") technology that is the subject of two patents (the "WOG Patents") that have been assigned to Anchor. In the first suit, now pending in U.S. District Court for the District of Nevada, Anchor, Anchor Coin, and Spin for Cash Wide Area Progressive Joint Venture, Anchor's joint venture with IGT, (together, the "Plaintiffs") have brought patent infringement, breach of warranty and breach of contract actions against the Company, based on the WOG Patents and the Company's supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG Patents and from competing with it in the sale of wheel styled bonus gaming devices. The Plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney's fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG Patents. The defense of this suit was tendered to and initially accepted by the Company's former professional errors and omissions insurance carrier. In April 2000, the Company's former insurance carrier denied coverage. In May 2000, the Company filed suit, now pending in the U.S. District Court of Oregon, against its former insurance carrier claiming breach of insurance contract. In June 2000, the Company's former insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company.

        In the second action, now pending in U.S. District Court for the District of Nevada, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG Patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit, and attorney's fees.

        Four related lawsuits have been filed in the U.S. District Court for the District of Nevada resulting from the Company's efforts to enforce its patent rights: Mikohn Gaming Corp. v. Acres Gaming Incorporated ("Suit I"); Mikohn Gaming Corp. v. Acres Gaming Incorporated ("Suit II"); Acres Gaming Incorporated
v. Mikohn Gaming Corp., Casino Data Systems, New York New York Hotel and Casino and Sunset Station Hotel and Casino ("Suit III"); and Acres Gaming Incorporated
v. Mikohn Gaming Corporation ("Suit IV"). Suits I, II and III have now been consolidated. The Company denies all asserted allegations and intends to vigorously defend itself and its intellectual property rights. No trial date has been set.

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

        In Suit III, the Company sued Mikohn, CDS, New York New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations", "interference with prospective economic relations," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims.

        In Suit IV, the Company sued Mikohn and CDS for infringement of the Company's U.S. Patent Nos. 5,820,459 and 5,836,817. The defendants counterclaimed for declaratory judgment of noninfringement and invalidity of the patents. In addition, CDS counterclaimed for: "patent misuse"; "Sherman Act
Section 2 -- attempted monopolization"; "spoliation of evidence"; "unfair competition -- intentional interference with prospective economic advantage" and "misappropriation of trade secrets". CDS's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, and attorney's fees.

        In separate but related actions, the Company has filed suit, now pending in the 9th Circuit Court of Appeals, against its former general liability insurance carrier for breach of insurance contract related to the cost of defense in Suit I and II. In addition, in May 2000, the Company filed suit, now pending in U.S. District Court for the District of Oregon, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of CDS's counterclaims in Suit IV. In June 2000, the insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance company; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company.

        Unfavorable outcomes in one or more of these suits could have a material adverse effect on the Company.

        The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2000.

EXECUTIVE OFFICERS OF REGISTRANT

        As of August 31, 2000, the executive officers of the Company were as set forth below:

                                                                        EXECUTIVE
       NAME                     AGE       POSITIONS AND OFFICES       OFFICER SINCE
       ----                     ---       ---------------------       -------------
       Floyd W. Glisson         53        Chairman and Chief              1998
                                          Executive Officer

       Richard J. Schneider     43        President and Chief             1999
                                          Operating Officer

       Reed M. Alewel           36        Senior Vice President,          1999
                                          Chief Financial Officer,
                                          Treasurer and Secretary

        There are no family relationships among executive officers of the Company.

        Floyd W. Glisson became Chairman of the Board of Directors in April 2000 and has served as the Chief Executive Officer since July 1998. Mr. Glisson also served as President from July 1998 to April 2000. Mr. Glisson was senior vice president, finance and administration and chief financial officer for ConAgra Grocery Products Company, a unit of ConAgra, Inc., from June 1993 to July 1998. Prior to June 1993, Mr. Glisson was senior vice president, finance and administration and chief financial officer of Hunt Wesson, Inc., a food processing company that is a subsidiary of ConAgra, Inc. In addition to normal staff functions, Mr. Glisson was also responsible for Food Service and International Operations.

        Reed M. Alewel joined the Company in October 1996 as Controller and Assistant Secretary. He was elected Vice President, Chief Financial Officer, Treasurer and Assistant Secretary in July 1999. In November 1999, Mr. Alewel was elected Secretary and in July 2000, was promoted to Senior Vice President. Mr. Alewel was the manager of financial planning and analysis for the American Italian Pasta Company, a food manufacturing company, from May 1992 to October 1996. Mr. Alewel is a Certified Public Accountant.

        Richard J. Schneider joined the Company in December 1997 as the Vice President of Game Development. In July 1999, Mr. Schneider was elected Vice President and Chief Operating Officer. In April 2000, Mr. Schneider was elected President. From September 1995 to December 1997, Mr. Schneider was the vice president of game engineering for CDS. From 1992 to 1995, Mr. Schneider was the director of engineering for United Coin Machine Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "AGAM". The following table sets forth, for the periods indicated, the range of high, low and end of period market prices for the Company's common stock as reported by the Nasdaq SmallCap Market.

                                                           MARKET PRICE PER SHARE
                                                           ----------------------
                                                     LOW          HIGH      END OF PERIOD
                                                     ---          ----      -------------
       FISCAL YEAR ENDED JUNE 30, 2000:
           First quarter.....................       $1.44        $2.19         $1.50
           Second quarter....................         .88         1.56           .91
           Third quarter.....................         .91         2.88          1.63
           Fourth quarter....................         .88         1.94          1.75

       FISCAL YEAR ENDED JUNE 30, 1999:
           First quarter.....................       $3.19        $6.00         $3.19
           Second quarter....................        1.63         4.38          2.44
           Third quarter.....................        2.00         3.13          2.75
           Fourth quarter....................        1.06         3.50          2.00

        The Company estimates that there are approximately 3,375 beneficial owners of the Company's common stock.

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

                                                                         YEARS ENDED JUNE 30,
                                                  --------------------------------------------------------------------
                                                    2000            1999            1998            1997        1996
                                                  --------        --------        --------        --------    --------
                                                                   (in thousands except per share data)
STATEMENTS OF OPERATIONS DATA:
Net revenues .................................    $ 17,002        $ 13,972        $ 17,573        $ 20,455    $  6,942
Gross profits ................................       8,593           5,719           6,623          10,902       3,335
Income (loss) from operations ................      (2,231)         (7,248)(2)      (4,660)(3)       1,425      (1,665)
Net income (loss) ............................      (4,159)(1)      (6,988)(2)      (4,177)(3)       1,798      (1,641)
Net income (loss) per common share-basic .....    $   (.47)(1)    $   (.79)(2)    $   (.48)(3)    $    .21    $   (.22)
Net income (loss) per common share-diluted ...    $   (.47)(1)    $   (.79)(2)    $   (.48)(3)    $    .20    $   (.22)

        (1) During 2000, the Company recorded a charge of $2.0 million ($.23 per share) for the settlement of the shareholder litigation.

        (2) During 1999, the Company recorded a non-recurring charge of $400,000 ($.04 per share) for the costs of the Company's relocation of its headquarters to Las Vegas, Nevada.

        (3) During 1998, the Company recorded a non-recurring charge of $745,000 ($.08 per share) for the costs of the Company's change in business focus to the Acres Bonusing and bonus game product lines.


                                                                     AS OF JUNE 30,
                                               ---------------------------------------------------------
                                                 2000         1999        1998        1997        1996
                                               --------     --------    --------    --------    --------
                                                                      (in thousands)
BALANCE SHEET DATA:
Working capital ...........................    $  3,308     $  4,649    $ 12,091    $ 16,474    $  2,552
Total assets ..............................      10,732       16,097      17,194      21,323       7,631
Current liabilities .......................       4,834        8,050       2,435       2,545       3,644
Long-term debt ............................          --           --          --          --          --
Redeemable convertible preferred stock ....       4,948        4,948       4,948       4,948          --
Stockholders' equity ......................      (1,060)       3,099       9,811      13,830       3,987

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

        The Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Historically, three or fewer customers have accounted for more than 65 percent of annual revenues. (See "Business -- Customers" and "Factors That May Affect Future Results").

RESULTS OF OPERATIONS

        COMPARISON OF THE YEARS ENDED JUNE 30, 2000 AND 1999

        The Company's net revenues during the year ended June 30, 2000 were $17.0 million, an increase of $3.0 million over the prior year's revenues of $14.0 million. The Company's revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues in fiscal 2000 were primarily comprised of Acres Advantage sales to one domestic casino and three foreign casinos. Revenues in fiscal 1999 were primarily comprised of sales of hardware and software components to IGT and sales of Acres Advantage to one domestic casino.

        Component materials purchased primarily from computer and electronics vendors comprised 50 percent of the cost of revenues in 2000 and 55 percent in 1999. Manufacturing, procurement, software customization, service and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold.

        Gross profit margin improved to 51% in fiscal 2000 from 41% in fiscal 1999. This increase was primarily the result of changes in the mix of products sold and the absorption of certain fixed manufacturing and service costs over a higher sales volume.

        The Company's research and development expenses decreased to $5.1 million in 2000, from $6.4 million in the prior year. Reductions in staffing generated $1.4 million in research and development expense savings. These savings were partially offset by a $408,000 reduction in amounts capitalized as software development costs. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage and develop additional bonus games.

        Selling, general and administrative costs decreased to $5.7 million in 2000 from $6.1 million in the prior year. Reductions in staffing generated $808,000 in selling, general and administrative expense savings. These savings were partially offset by a $212,000 increase in legal costs.

        Operating expenses in fiscal 1999 include a non-recurring charge of $400,000 ($.04 per share) related to the Company's relocation of its headquarters to Las Vegas, Nevada.

        In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation, subject to final documentation and approval by the Court. The Company will pay $660,000 in cash, of which approximately $200,000 will come from the Company's insurance carrier, and issue warrants to purchase one million shares of the Company's Common Stock exercisable over a 10 year period at a price of $2.50 per share. The value of the warrants is approximately $1.6 million. The Company recorded a one-time charge of $2.0 million in the year ending June 30, 2000, to account for the settlement.

        Other income, primarily comprised of interest income, decreased by $178,000 as a result of reduced balances of invested cash and equivalents.

        The Company has cumulative net operating losses of approximately $17.6 million available to offset future taxable income through 2020. As the realizability of these net operating loss carryforwards is uncertain, the Company has provided a valuation allowance for the entire amount and did not record an income tax benefit for the years ended June 30, 2000 or 1999. The net loss for the year ended June 30, 2000 was $4.2 million ($0.47 per share) compared to a net loss of $7.0 million ($0.79 per share) in the prior year.

        COMPARISON OF THE YEARS ENDED JUNE 30, 1999 AND 1998

        The Company's net revenues during the year ended June 30, 1999 were $14.0 million, a decrease of $3.6 million from the $17.6 million of net revenues in 1998. The Company's revenues fluctuate significantly based on the timing of the delivery of any large order. In fiscal 1999, sales to IGT decreased by $9.9 million of which $4.1 million was due to the Company's granting of manufacturing rights to IGT pursuant to which the Company receives royalty payments on certain hardware manufactured by IGT. In fiscal 1998, when the Company manufactured and sold hardware to IGT, the Company recorded higher per unit revenue on the hardware, although gross profit was approximately the same. Additionally, fiscal 1999 sales of components to Anchor decreased by $2.7 million from the prior year. These decreases in revenue were partially offset by $8.2 million of system sales made directly to casinos.

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

        Selling, general and administrative costs increased to $6.1 million in 1999 from $5.3 million in the prior year. This increase was the result of approximately $1.4 million of incremental legal fees incurred to secure and defend the Company's intellectual property rights for new and existing bonusing products. The increase in legal fees was partially offset by changes in the Company's business focus to the Acres Advantage and bonus game product lines that resulted in reductions in sales and marketing salaries and promotional activities.

        Operating expenses in fiscal 1999 include a non-recurring charge of $400,000 ($.04 per share) related to the Company's relocation of its headquarters to Las Vegas, Nevada. Operating expenses in fiscal 1998 include a non-recurring charge of $745,000 to recognize severance and inventory costs of discontinuing its Legacy slot accounting and player tracking system.

        Other income, primarily comprised of interest income, decreased by $223,000 as a result of reduced balances of invested cash and equivalents. The Company had cumulative net operating losses available to offset future taxable income. As the realizability of these net operating loss carryforwards is uncertain, the Company has provided a valuation allowance for the entire amount and did not record an income tax benefit for the years ended June 30, 1999 or 1998. The net loss for the year ended June 30, 1999 was $7.0 million ($0.79 per share) compared to a net loss of $4.2 million ($0.48 per share) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, the Company had cash and equivalents of $789,000, compared to $5.9 million as of June 30, 1999. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase. The Company does not invest in market risk sensitive instruments except that it did enter into forward exchange contracts during fiscal 2000 to manage a well-defined foreign currency risk related to a sale in Australia. (See "Factors That May Affect Future Results-Foreign Currency Exchange Rate Risk").

        The Company does not have any debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. As of August 31, 2000, the Company was not in compliance with certain debt covenants. The Company may not be able to borrow under its line of credit until the covenants are met or it obtains a waiver of such covenants from its lender. The Company believes it will be in compliance with the covenants during the second fiscal quarter of 2001.

        At June 30, 2000, the Company had collected $855,000 in advance deposits against its order backlog of approximately $6.7 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within several months of receipt of an order. The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

        The Company believes that it can complete the deliveries and installations comprising its order backlog, and obtain and complete enough additional sales to provide sufficient operating cash flow for fiscal 2001. Failure to successfully deliver the products comprising the order backlog, failure to obtain additional orders or failure to subsequently collect the resulting revenues could have a material adverse affect on the Company's liquidity. The Company has the ability to reduce operating expenses by reducing staffing and other expenses.

        The Company's operations have historically used cash. During the year ended June 30, 2000, the Company's net loss, net of non-cash items, used $258,000 of cash. An additional $3.8 million of net cash was used by operating activities, primarily as a result of reductions in advance deposits collected from customers and increases in accounts receivable balances, offset by reductions in inventories, due to higher sales in the Company's fourth fiscal quarter.

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

        The Company made capital expenditures of $731,000, $1.8 million and $1.9 million in 2000, 1999 and 1998, respectively, primarily on computers and equipment to support research and development efforts. The Company capitalized $326,000 and $734,000 of software development costs incurred in the development of additional modules of the Acres Advantage product line in 2000 and 1999, respectively.

         The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993, $6.2 million from the exercise of the redeemable warrants in October 1996 and $4.9 million from the issuance of 519,481 shares of Series A Convertible Preferred Stock to IGT in January 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements in this Form 10-K contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements. Such factors include, but are not limited to, the following:

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

        The Company has evaluated its technology and data, including imbedded non-information technology, used in the creation and delivery of its Legacy products and in its internal operations and has identified no significant Year 2000 issues. The Company's core business systems are compliant. Compliant upgrades for the Company's Legacy slot accounting and player tracking products have been developed and were made available to all customers prior to December 31, 1999. The Company has tested its most recent generation of products and did not identify any material Year 2000 issues. The Company has not incurred material costs associated with addressing the Year 2000 issue and believes that future costs will not have a material effect on the Company's financial results.

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

COMMUNICATION PROTOCOL

        The Company and IGT have jointly developed a communication protocol known as SAS4. The protocol is used to communicate instructions and messages between Acres Bonusing and gaming machines. The communication of these instructions and messages is essential to the operation of bonuses. Although the Company and IGT have agreed that the Company can use SAS4 in connection with certain installations, IGT has stated that the Company may not have an unrestricted right to use SAS4 with non-IGT games. The Company believes that it has joint ownership of the protocol and the ability to use and license the protocol. In 2000, IGT released an updated version of the protocol known as SAS5, which includes some additional coinless wagering protocol messages. SAS5 has been offered to the Company under terms that IGT states are equivalent to the terms offered to other gaming equipment suppliers. The Company has not yet adopted the SAS5 protocol.

        The Company is a founding member of the Gaming Manufacturers Association ("GAMMA") which, among other things, is jointly developing a standardized communication protocol that will be licensed to all GAMMA members. This protocol may be a viable alternative to SAS4 but this new protocol is not available for implementation at this time.

FOREIGN CURRENCY EXCHANGE RATE RISK

        The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. At June 30, 2000, the Company held a foreign exchange contract totaling $945,000 and maturing in July 2000. The fair market value of that foreign exchange contract approximated its carrying value at June 30, 2000. The Company's results of operations have not been affected by the foreign exchange contract. The counterparty to the foreign exchange contract is a large, widely recognized bank resulting in minimal risk of credit loss due to non-performance by the bank. The net effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company's financial condition or results of operations.

OTHER RISKS

        Liquidity. Historically, the Company's operations have used cash and three or fewer customers have accounted for more than 65% of annual revenues. Although management believes that sufficient revenues will be generated during fiscal 2001 to meet operating, product development and other cash flow requirements, such revenues will depend on the successful receipt of future orders.

        The Company does not have any debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. As of August 31, 2000, the Company was not in compliance with certain debt covenants. The Company may not be able to borrow under its line of credit until the covenants are met or it obtains a waiver of such covenants from its lender. The Company believes it will be in compliance with the covenants during the second fiscal quarter of 2001.

        Sufficient funds to maintain new product development efforts and expected levels of operations may not be available and additional capital, if and when needed by the Company, may not be available on terms acceptable to Company.

        Litigation. The Company is engaged in a number of litigation matters as more fully discussed in Item 3. Legal Proceedings. The continuing cost of this litigation is expensive and could have a material adverse effect on the Company. Additionally, an unfavorable outcome in one or more of these suits could have a material adverse effect on the Company.

        Availability of hardware components. Certain of the Company's hardware components have long lead times and may be difficult to obtain within a reasonable period of time. Additionally, components can be discontinued by the Company's vendors requiring modifications to the Company's hardware to utilize similar, but more readily available, components. The inability to obtain components within a reasonable period of time could negatively effect the receipt or delivery of orders.

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

        Product Concentration; Competition; Risks of Technological Change. The Company expects to derive most of its revenues from the sale of Acres Advantage products and the Company's future success will depend in part upon its ability to continue to generate sales of these products. A decline in demand or prices for the Company's products, whether as a result of new product introduction or price competition from competitors, technological change, or failure of the Company's products to address customer requirements or otherwise, could have a material adverse effect on the Company's revenues and operating results. The markets in which the Company competes are highly competitive and subject to frequent technological change and one or more of the Company's competitors may develop alternative technologies for bonusing or game promotions. The Company's future results of operations will depend in part upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. While the Company expends a significant portion of its revenues on research and development and on product enhancement, the Company may not be able to continue to improve and market its existing products or develop and market new products, or technological developments may cause the Company's products to become obsolete or noncompetitive. Many of the Company's competitors have substantially greater financial, marketing and technological resources than the Company and the Company may not be able to compete successfully with them.

        Patents and Trademarks. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. The Company has received U.S. and foreign patents on certain features of its bonusing product line, has applied for additional U.S. and foreign patents and may in the future apply for other U.S. patents and corresponding foreign patents. The Company may also file for patents on certain features of products that the Company may develop in the future. Notwithstanding these safeguards, it is possible for competitors of the Company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents, such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents.

        Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have fluctuated in the past, and may fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders and deliveries of orders, the timing and market acceptance of new products introduced by the Company, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry, regulatory approval and general economic conditions. Product development and marketing costs are often incurred in periods before any revenues are recognized from the sales of products, and gross margins are lower and operating expenses are higher during periods in which such product development expenses are incurred and marketing efforts are commenced. The Company's quarterly revenues and results of operations may be materially affected by the receipt or loss of any one order and by the timing of the delivery, installation and regulatory approval of any one order. The Company may not be able to achieve or maintain profitable operations on a consistent basis. The Company believes that period to period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     Page
Report of Independent Public Accountants.........................................     23

Consolidated Balance Sheets......................................................     24

Consolidated Statements of Operations............................................     25

Consolidated Statements of Stockholders' Equity..................................     26

Consolidated Statements of Cash Flows............................................     27

Notes to Consolidated Financial Statements.......................................     28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Acres Gaming Incorporated:

        We have audited the accompanying consolidated balance sheets of Acres Gaming Incorporated (a Nevada Corporation) and subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acres Gaming Incorporated and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 (a) (2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP

Las Vegas, Nevada
August 16, 2000
(except with respect to the matter
discussed in Note 8, as to which
the date is September 26, 2000)

                            ACRES GAMING INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 2000 AND 1999

                                     ASSETS

                                                           2000           1999
                                                         --------       --------
                                                              (in thousands)
CURRENT ASSETS:
    Cash and equivalents                                 $    789       $  5,949
    Receivables, net of allowance of $15,000                3,541          1,576
    Inventories                                             3,729          4,909
    Prepaid expenses                                           83            265
                                                         --------       --------
        Total current assets                                8,142         12,699
                                                         --------       --------
PROPERTY AND EQUIPMENT:
    Furniture and fixtures                                  1,562          1,625
    Equipment                                               3,935          3,918
    Leasehold improvements                                    421            932
    Accumulated depreciation                               (4,446)        (4,101)
                                                         --------       --------
        Property and equipment, net                         1,472          2,374
                                                         --------       --------
OTHER ASSETS, NET                                           1,118          1,024
                                                         --------       --------
TOTAL ASSETS                                             $ 10,732       $ 16,097
                                                         ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                     $  2,785       $  2,407
    Accrued expenses                                        1,194          1,491
    Customer deposits                                         855          4,152
                                                        ---------      ---------
        Total current liabilities                           4,834          8,050
                                                        ---------      ---------
LITIGATION SETTLEMENT OBLIGATION                            2,010             --

REDEEMABLE CONVERTIBLE PREFERRED STOCK                      4,948          4,948


STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 50 million shares
      authorized, 8.9 million shares issued and
      outstanding                                              89             89
    Additional paid-in capital                             19,904         19,904
    Accumulated deficit                                   (21,053)       (16,894)
                                                         --------       --------
        Total stockholders' equity                         (1,060)         3,099
                                                         --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 10,732       $ 16,097
                                                         ========       ========


The accompanying notes are an integral part of these consolidated balance sheets.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                               2000           1999           1998
                                             --------       --------       --------
                                              (in thousands except per share data)
NET REVENUES                                 $ 17,002       $ 13,972       $ 17,573

COST OF REVENUES                                8,409          8,253         10,950
                                             --------       --------       --------
GROSS PROFIT                                    8,593          5,719          6,623
                                             --------       --------       --------
OPERATING EXPENSES:
    Research and development                    5,097          6,440          5,210
    Selling, general and administrative         5,727          6,127          5,328
    Non-recurring charge                            -            400            745
                                             --------       --------       --------
        Total operating expenses               10,824         12,967         11,283
                                             --------       --------       --------
LOSS FROM OPERATIONS                           (2,231)        (7,248)        (4,660)

SETTLEMENT OF LITIGATION                       (2,010)             -              -

OTHER INCOME                                       82            260            483
                                             --------       --------       --------
NET LOSS                                     $ (4,159)      $ (6,988)      $ (4,177)
                                             ========       ========       ========
NET LOSS PER SHARE -- BASIC & DILUTED        $   (.47)      $   (.79)      $   (.48)
                                             ========       ========       ========


The accompanying notes are an integral part of these consolidated statements.

                            ACRES GAMING INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                       COMMON STOCK         ADDITIONAL
                                  ----------------------     PAID-IN      ACCUMULATED
                                   SHARES        AMOUNT       CAPITAL        DEFICIT        TOTAL
                                  --------      --------    -----------    -----------     --------
                                                           (in thousands)
Balance as of June 30, 1997          8,764      $     88      $ 19,321      $ (5,579)      $ 13,830
   Issuance of common stock             56            --           233            --            233
   Net income                           --            --            --        (4,177)        (4,177)
   Preferred stock dividends            --            --            --           (75)           (75)
                                  --------      --------      --------      --------       --------
Balance as of June 30, 1998          8,820            88        19,554        (9,831)         9,811
   Issuance of common stock             93             1           350            --            351
   Net loss                             --            --            --        (6,988)        (6,988)
   Preferred stock dividends            --            --            --           (75)           (75)
                                  --------      --------      --------      --------       --------
Balance as of June 30, 1999          8,913            89        19,904       (16,894)         3,099
   Net loss                             --            --            --        (4,159)        (4,159)
                                  --------      --------      --------      --------       --------
Balance as of June 30, 2000          8,913      $     89      $ 19,904      $(21,053)      $ (1,060)
                                  ========      ========      ========      ========       ========


 The accompanying notes are an integral part of these consolidated statements.

                            ACRES GAMING INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                          2000          1999          1998
                                                        -------       -------       -------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(4,159)      $(6,988)      $(4,177)
    Adjustments to reconcile net loss to net cash
      from operating activities:
        Depreciation and amortization                     1,891         1,806         1,493
        Non-recurring charge                                 --           400           745
        Settlement of litigation                          2,010            --            --
        Changes in assets and liabilities:
           Receivables                                   (1,965)          353         1,951
           Inventories                                    1,180        (2,302)        2,098
           Prepaid expenses                                 182          (162)          352
           Accounts payable and accrued expenses             81         2,078          (726)
           Customer deposits                             (3,297)        3,137           532
                                                        -------       -------       -------
                Net cash from operating activities       (4,077)       (1,678)        2,268
                                                        -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                     (731)       (1,815)       (1,922)
    Capitalized software costs                             (326)         (734)           --
    Other, net                                              (26)           13            65
                                                        -------       -------       -------
               Net cash from investing activities        (1,083)       (2,536)       (1,857)
                                                        -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock               --           351           233
    Preferred stock dividends                                --           (75)          (75)
                                                        -------       -------       -------
               Net cash from financing activities            --           276           158
                                                        -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (5,160)       (3,938)          569

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                 5,949         9,887         9,318
                                                        -------       -------       -------
CASH AND EQUIVALENTS AT END OF YEAR                     $   789       $ 5,949       $ 9,887
                                                        =======       =======       =======


Supplemental Disclosure of Non-cash Activities

In fiscal year 2000, the Company recorded a $2.0 million charge for settlement of shareholder litigation that is expected to result in a cash payment of $460,000 and a non-cash payment of warrants valued at $1.5 million.


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

        The Company develops, manufactures and markets electronic game promotions, equipment and games for the casino gaming industry. The Company's principal products are based on its proprietary Acres Bonusing Technology and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible bonus and incentive programs that have not previously been offered. The Company primarily sells its products in the United States, Australia and South Africa. Sales in Australia totaled $9.5 million, $384,000 and $1.2 million, for the years ended June 30, 2000, 1999 and 1998, respectively. Sales to South Africa totaled $1.7 million and $316,000 for the years ended June 30, 2000 and 1999, respectively.

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

        Included in accounts receivable are unbilled receivables of $1.0 million at June 30, 2000 and 1999. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

MAJOR CUSTOMERS

        Sales to Crown Casino, MotorCity Casino, Star City and MonteCasino amounted to 37 percent, 23 percent, 19 percent and 10 percent of the Company's net revenues in 2000, respectively. The sale to Mandalay Bay accounted for 51 percent of the Company's net revenues in 1999. Sales to IGT accounted for 23 percent and 75 percent of the Company's net revenues in 1999 and 1998, respectively. Sales of components to Anchor accounted for 18 percent of the Company's net revenues in 1998.

RELATED PARTY

        The Company had sales transactions with the holder of the Series A Preferred Stock of $473,000, $3.2 million and $13.0 million for the years ended June 30, 2000, 1999 and 1998, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of receivables. At June 30, 2000 and 1999, the fair value of the Company's receivables approximated their carrying value.

INVENTORIES

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                              INVENTORIES AT JUNE 30,
                             ------------------------
                              2000              1999
                             ------            ------
                                   (in thousands)
Raw materials                $1,809            $1,114
Work-in-progress                110             1,398
Finished goods                1,810             2,397
                             ------            ------
Total inventories            $3,729            $4,909
                             ======            ======

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over the assets' estimated useful lives of two to five years. Leasehold improvements are amortized over the lease term. Expenditures for maintenance and repairs are charged to operations when incurred.

INTANGIBLE ASSETS

        Intangible assets consist of costs associated with the establishment of patents, gaming licenses and gaming product approvals in various jurisdictions. Amortization of patents is calculated using the straight-line method over the estimated life of the patent. Gaming licenses and product approvals are amortized over periods of five years and two years, respectively. Intangible assets, net of accumulated amortization, were $252,000 and $259,000 at June 30, 2000 and 1999, respectively, and are included in other assets.

CAPITALIZED SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Capitalized software costs, net of accumulated amortization, were $745,000 and $647,000 at June 30, 2000 and 1999, respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. All research and development costs are expensed as incurred.

NON-RECURRING CHARGES

        During fiscal 1999, the Company elected to outsource almost all of its manufacturing functions and initiated a relocation of its headquarters from Corvallis, Oregon to Las Vegas, Nevada. The Company recorded a $400,000 non-recurring charge to recognize the related severance, recruiting and moving expenses.

        During fiscal 1998, the Company changed its business focus to the Acres Advantage and bonus game product lines and recorded a non-recurring charge of $745,000 to recognize severance and inventory costs of discontinuing its Legacy slot accounting and player tracking system.

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

FOREIGN CURRENCY TRANSACTIONS

        The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. At June 30, 2000, the Company held a foreign exchange contract totaling $945,000 and maturing in July 2000. The fair market value of that foreign exchange contract approximated its carrying value at June 30, 2000. The Company's results of operations have not been effected by the foreign exchange contract. The counterparty to the foreign exchange contract is a large, widely recognized bank resulting in minimal risk of credit loss due to non-performance by the bank. The net effect of an immediate 10 percent change in exchange rates on the forward exchange contracts and the underlying hedged positions would not be material to the Company's financial condition or results of operations.

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

2.    INCOME TAXES:

        At June 30, 2000, the Company had cumulative net operating losses totaling approximately $17.6 million that are available to offset future taxable income through 2020. The Company has provided a valuation allowance for the remaining amount of the benefit related to these net operating loss carryforwards as realizability is uncertain.

        Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. Deferred tax liabilities were insignificant as of June 30, 2000 and 1999. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 30, 2000 and 1999, along with the income tax effects of each, are as follows:

                                                 DEFERRED INCOME TAX
                                                ASSETS AND LIABILITIES
                                                      AT JUNE 30,
                                               -----------------------
                                                 2000            1999
                                               -------         -------
                                                    (in thousands)
Operating loss carryforwards                   $ 6,712         $ 5,899
Research and development tax credit              1,158             921
Property and equipment                             363             429
Accruals and reserves                            1,014             273
Intangible and other assets                         54              34
                                               -------         -------
       Total deferred tax assets                 9,301           7,556
Deferred tax liabilities resulting from
intangible assets                                  (83)             --
                                               -------         -------
                                                 9,218           7,556
                                               -------         -------
Less valuation allowance                        (9,218)         (7,556)
                                               -------         -------
Net deferred tax assets                        $     0         $     0
                                               =======         =======

        The Company's research and development tax credits are available to offset future taxable income through 2020. The valuation allowance related to deferred tax assets increased by $1.7 million and $2.6 million in 2000 and 1999, respectively.

3. COMMITMENTS AND CONTINGENCIES:

LITIGATION

        Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and its executive officers. Those suits have been consolidated into one combined action that received class certification for a class consisting of the purchasers of the Company's Common Stock during the period from March 26, 1997 to December 11, 1997. No trial date or discovery cut-off date has been set. The defense of this suit has been tendered to and accepted by the Company's directors and officer's insurance carrier subject to a $1.0 million insurance policy. In September 2000, the Company and the plaintiffs agreed in principle to a settlement agreement that is more fully discussed in Note 8.

        Two lawsuits have been filed regarding ownership of the WOG technology that is the subject of two patents that have been assigned to Anchor. In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG Patents and the Company's supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG Patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney's fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG Patents. The defense of this suit had been tendered to and was accepted by the Company's former professional errors and omissions insurance carrier. In April 2000, the Company's former insurance carrier denied coverage. In May 2000, the Company filed suit, now pending in the U.S. District Court of Oregon, against its former insurance carrier claiming breach of insurance contract. In June

2000, the Company's former insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for to recover nominal amounts paid under its insurance policy to defend the Company.

        In the second action, now pending in U.S. District Court for the District of Nevada, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG Patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit, and attorney's fees.

        Four related lawsuits have been filed in the U.S. District Court resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company denies all asserted allegations and intends to vigorously defend itself and its intellectual property rights. No trial date has been set.

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

        In Suit III, the Company sued Mikohn, CDS, New York-New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations," "interference with prospective economic relations," "unfair competition: trade libel" and "unfair competition: disparagement." Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims.

        In Suit IV, the Company sued Mikohn and CDS for infringement of the Company's U.S. Patent Nos. 5,820,459 and 5,836,817. The defendants counterclaimed for declaratory judgment of noninfringement and invalidity of the patents. In addition, CDS counterclaimed for: "patent misuse", "Sherman Act section 2 -- attempted monopolization", "spoliation of evidence", "unfair competition -- intentional interference with prospective economic advantage" and "misappropriation of trade secrets". CDS's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, and attorney's fees.

        In a separate but related action, the Company has filed suit, now pending in the 9th Circuit Court of Appeals, against its former general liability insurance carrier for breach of insurance contract related to the cost of defense in Suit I and II. In addition, in May 2000,the Company filed suit, now pending in U.S. District Court for the District of Oregon, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of CDS's counterclaims in Suit IV. In June 2000, the insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company.

        Unfavorable outcomes in one or more of these suits could have a material adverse effect on the Company.

        The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

OPERATING LEASES

        The Company leases its office facilities under operating leases that extend through June 15, 2003. Future minimum lease payments under these non-cancelable operating leases as of June 30, 2000 are $538,000, $532,000, and $508,000 in 2001, 2002 and 2003, respectively. Total lease expense was $786,000, $822,000 and $567,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

4.    REDEEMABLE PREFERRED STOCK:

        In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock (the "Series A Stock") and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price. Holders of the Series A Stock have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company's Common Stock for the period of thirty trading days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger or sale of assets. The Series A Stock is subject to redemption at the option of either the Company or holders of the Series A Stock, on or after January 28, 2002 or upon the Company's primary shareholder reducing its ownership to fewer than one million shares of Common Stock. The redemption price would be equal to the purchase price plus any declared but unpaid dividends. As of June 30, 2000, all declared dividends have been paid. Due to the Company's financial position and results of operations, no dividends related to the years ended June 30, 2000 or 1999 were declared or paid. In July 1998, $75,000 of dividends related to the six-month period ended June 30, 1998 were declared and paid.

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

        In 1995, the Company issued warrants to purchase 195,000 shares of Common Stock to two companies and two individuals in exchange for services. At June 30, 2000, warrants to purchase 125,000 shares at $9.00 were outstanding and expire on September 15, 2000.

        The Company has a Stock Option Plan (the "Plan") that permits the granting of awards to directors, employees and consultants of the Company in the form of stock options. Stock options granted under the Plan may be incentive stock options or nonqualified options. Options generally vest over five years and expire in ten years. The Company accounts for the Plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost is recognized. Had compensation cost for the Plan been determined consistent with FASB Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have approximated the following pro forma amounts:

                                                                     FOR THE YEARS ENDED JUNE 30,
                                                              -----------------------------------------
                                                                 2000            1999            1998
                                                              ---------       ---------       -----------
                                                                 (in thousands except per share data)
       NET LOSS:                             As reported      $  (4,159)      $  (6,988)      $  (4,177)
                                             Pro forma           (4,700)         (8,226)         (4,863)

       LOSS PER SHARE -- BASIC & DILUTED:    As reported      $    (.47)      $    (.79)      $    (.48)
                                             Pro forma             (.53)           (.92)           (.55)


        A total of 1,750,000 shares of the Company's Common Stock have been reserved for issuance pursuant to awards granted under the Plan. Under the Plan, the Company has granted 1,515,692 options, net of cancellations, through June 30, 2000. In addition to issuances under the Plan, the Company issued 185,000 options to purchase Common Stock that were not subject to the provisions of the Plan. Stock option activity is summarized below:


                                                                    FOR THE YEARS ENDED JUNE 30,
                                          -------------------------------------------------------------------------------
                                                   2000                        1999                       1998
                                          -------------------------------------------------------------------------------
                                                        WEIGHTED                     WEIGHTED                   WEIGHTED
                                                        AVERAGE                      AVERAGE                    AVERAGE
                                                        EXERCISE                     EXERCISE                   EXERCISE
                                           SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                         ----------     --------     ----------      --------    ----------     ---------
Outstanding at beginning of year          1,196,925       $5.05       1,041,175       $5.34       1,132,950       $6.25
Granted at exercise prices equal to
  market prices                             556,300        1.14         422,500        4.40         329,750        5.18
Exercised                                        --          --         (93,300)       3.75         (55,525)       4.19
Canceled                                   (398,983)       4.23        (173,450)       5.94        (366,000)       8.18
                                         ----------                  ----------                  ----------
Outstanding at end of year                1,354,242        3.68       1,196,925        5.05       1,041,175        5.34
                                         ==========                  ==========                  ==========
Exercisable at end of year                  847,444        3.93         702,991        4.81         523,748        4.76
                                         ==========                  ==========                  ==========
Weighted average fair value of
  options granted                        $      .88                  $     3.28                  $     3.79
                                         ==========                  ==========                  ==========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        2000                  1999                  1998
                                      -------               -------               --------
Risk free interest rate                 6.3%                  5.0%                  5.8%
Expected life of option               5 years               5 years               5 years
Expected volatility                     99%                   93%                   91%
Dividends                               none                  none                  none

        The following table summarizes the options to purchase Common Stock outstanding at June 30, 2000:

                                                            WEIGHTED                        WEIGHTED
                          OPTIONS FOR      WEIGHTED          AVERAGE      OPTIONS FOR   AVERAGE EXERCISE
          EXERCISE          SHARES          AVERAGE        CONTRACTUAL       SHARES     PRICE OF SHARES
           PRICES         OUTSTANDING   EXERCISE PRICE        LIFE        EXERCISABLE      EXERCISABLE
       --------------    -----------   --------------    ------------    -----------   ----------------
       $0.94 - $1.00         410,800       $ 1.00         9.5 years          272,602       $ 1.00
       $1.03 - $4.56         320,625         2.71         7.1 years          158,475         3.23
       $4.63 - $4.87         399,800         4.85         7.8 years          229,450         4.85
       $4.94 - $8.50         150,550         6.37         6.2 years          128,050         6.39
       $8.60 - $15.00         72,467        11.16         6.8 years           58,867        10.41
       --------------      ---------                                        --------
       $0.94 - $15.00      1,354,242         3.68         7.9 years          847,444         3.93
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

7.      PER SHARE COMPUTATION:

        The Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding is used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive. Where necessary, prior year amounts have been restated.

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                                  -----------------------------------
                                                                   2000         1999        1998
                                                                  -------       -------       -------
                                                                  (in thousands except per share data)
Net loss                                                          $(4,159)      $(6,988)      $(4,177)
Preferred stock dividends                                              --           (75)          (75)
                                                                  -------       -------       -------
Net loss allocable to common stockholders                         $(4,159)      $(7,063)      $(4,252)
                                                                  =======       =======       =======
Weighted average number of shares of common stock and common stock equivalents outstanding:

    Weighted average number of common shares outstanding            8,913         8,897         8,804

    Dilutive effect of warrants and employee stock
    options after application of the treasury stock method             --            --            --

    Dilutive effect of redeemable convertible preferred
    stock after application of the if-converted method                 --            --            --

    Weighted average number of common shares outstanding
    for computing diluted earnings per share                        8,913         8,897         8,804
                                                                  =======       =======       =======
Loss per share -- basic & diluted                                 $  (.47)      $  (.79)      $  (.48)
                                                                  =======       =======       =======

        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                            BALANCE OUTSTANDING AS OF JUNE 30,
                                                            ----------------------------------
                                                              2000         1999         1998
                                                            -------      --------      -------
                                                                       (in thousands)
Warrants and employee stock options                          1,479        1,361        1,206
Redeemable convertible preferred stock, if converted,
assuming conversion at rates in effect at each
respective year end                                          2,228        2,228        1,053


        The Stock Purchase Agreement between IGT and the Company pursuant to which IGT purchased 519,481 shares of Series A Stock restricts IGT's ownership of the Company's Common Stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Series A Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Series A Stock as well as limiting IGT's rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Series A Stock may be converted. If there were no limit on IGT's right to convert shares of Series A Stock into Common Stock, as of June 30, 2000, the Series A Stock could have been converted into 4,617,000 shares of Common Stock, or 34.1% of the then outstanding Common Stock. IGT has not indicated it plans to convert any shares of Series A Stock into Common Stock.

8.      SUBSEQUENT EVENT:

        In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation, subject to final documentation and approval by the Court. The Company will pay $660,000 in cash, of which approximately $200,000 will come from the Company's insurance carrier, and issue warrants to purchase one million shares of the Company's Common Stock exercisable over a 10 year peiord at a price of $2.50 per share. The value of the warrants is approximately $1.6 million and is based on the Black-Scholes pricing model using the market price of the Company's Common Stock at June 30, 2000, risk free interest rate of 6.3%, 10 year expected life of the warrant, expected volatility of 99% and no Common Stock dividends. The Company recorded a one-time charge of $2.0 million in the year ending June 30, 2000, to account for the settlement.

As of August 31, 2000, the Company was not in compliance with certain debt covenants. The Company may not be able to borrow under the line of credit until the covenants are met or it obtains a waiver of such covenants from its commercial lender. The Company believes it will be in compliance with the covenants during the second fiscal quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No changes in, or disagreements with, accountants which required reporting on Form 8-K have occurred within the three-year period ended June 30, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors of the Company is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to Executive Compensation is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

        (a)    (1)    FINANCIAL STATEMENTS
                      See "Item 8. Financial Statements and Supplementary Data"

               (2)    FINANCIAL STATEMENT SCHEDULES


                            ACRES GAMING INCORPORATED
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                         BALANCES                AMOUNTS
                                            AT       ADDITIONS    CHARGED
                                         BEGINNING    CHARGED   OFF, NET OF   BALANCES AT
                                         OF YEAR     TO INCOME  COLLECTIONS   END OF YEAR
                                        ---------    ---------  -----------   -----------
                                                        (in thousands)
     ALLOWANCE FOR UNCOLLECTIBLE
     ACCOUNTS
          2000                              $ 15      $   --      $   --       $   15
          1999                                50          --         (35)          15
          1998                               322          25        (297)          50

     ALLOWANCE FOR NON-RECURRING
     CHARGES AND SETTLEMENT OF
     LITIGATION
          2000                              $386      $2,010       $(386)      $2,010
          1999                              $475      $  400       $(489)      $  386
          1998                                 0         745        (270)         475


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

                                    ACRES GAMING INCORPORATED


Date:  September 26, 2000           By: /s/ Floyd W. Glisson
                                        ----------------------------------------
                                            Floyd W. Glisson
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


Date:  September 26, 2000             /s/  Richard J. Schneider
                                      ------------------------------------------
                                           Richard J. Schneider
                                           President and Chief Operating Officer


Date:  September 26, 2000             /s/  Reed M. Alewel
                                      ------------------------------------------
                                           Reed M. Alewel
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary
                                           (Principal Financial and Accounting
                                           Officer)


Date:  September 26, 2000             /s/  Robert W. Brown
                                      ------------------------------------------
                                           Robert W. Brown
                                           Director


Date:  September 26, 2000             /s/  Richard A. Carone
                                      ------------------------------------------
                                           Richard A. Carone
                                           Director

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.        DESCRIPTION
  -------      -----------
     3.1       Articles of Incorporation of Acres Gaming Incorporated, as
               amended(4)

     3.2       Bylaws of Acres Gaming Incorporated, as amended(3)

   +10.1 Acres Gaming Incorporated 1993 Stock Option and Incentive Plan, as amended(4)

    10.2       Lease dated August 5, 1999, between the Company and Avery
               Investments(1)

    10.3 System Upgrade Agreement dated June 7, 1999 between Crown Limited and the Company(5)

   +10.4       Employment Agreement dated July 1, 1996 between the Company and
               John F. Acres(4)

    10.5       Stock Purchase Agreement between the Company and IGT dated
               January 28, 1997(4)

    10.6       Registration Rights Agreement between the Company and IGT dated
               January 28, 1997(4)

    10.7 Master Agreement for Product Development, Purchase and Sale between the Company and International Game Technology, Inc. dated
               January 27, 1997(4)

    10.8       Lease dated March 3, 1998 between the Company and #26 McCarran
               Center, LC(2)

   +10.9       Amendment to Employment Agreement dated July 20, 1998 between the
               Company and John F. Acres(6)

    21.1       Subsidiaries of the Registrant

    23.1       Consent of Arthur Andersen LLP, Independent Public Accountants

    27.1       Financial Data Schedule for year ended June 30, 1999

-----------------------------
+       Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, previously filed with the Commission.

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

(5) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1999, previously filed with the Commission.

(6) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, previously filed with the Commission.