Form 10-K/A
period 2000-06-30
ACRES GAMING INC
filed 2000-10-27
CIK 912601

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
               --------------------------------------------------
                                   FORM 10-K/A

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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of September 30, 2000 was $11,497,842. For purposes of this computation, all executive officers and directors of the Registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of September 30, 2000 was 8,917,181 shares.

                                EXPLANATORY NOTES

The information required by Part III, Items 10 through 13, was to be incorporated by reference to the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders to be held December 15, 2000. The Company's Definitive Proxy Statement will not be filed with the Commission within the 120-day period after the end of the Company's fiscal year. Part III, Items 10 through 13 are therefore filed herewith.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Common Stock Nominees and Other Management Personnel:

                                                                                   DIRECTOR
NAME                  POSITIONS WITH THE COMPANY                      AGE           SINCE
----                  --------------------------                      ---           -----
Floyd W. Glisson      Chairman of the Board of Directors and          53             1997
                      Chief Executive Officer

Richard A. Carone     Director                                        52             1997

Robert W. Brown       Director                                        45             2000

Reed M. Alewel        Senior Vice President, Chief Financial          36
                      Officer, Secretary and Treasurer

Richard J. Schneider  President and Chief Operating Officer           43

        Floyd W. Glisson became Chairman of the Board of Directors in April 2000 and has served as the Chief Executive Officer since July 1998. Mr. Glisson also served as President from July 1998 to April 2000. Mr. Glisson was senior vice president, finance and administration and chief financial officer for ConAgra Grocery Products Company, a unit of ConAgra, Inc., from April 1995 to July 1998.

        Richard A. Carone has been general manager of Accufab Systems, a robotics company based in Corvallis, Oregon, since 1985.

        Robert W. Brown has been a self employed consultant as president of Brown Financial Consulting, LLC in Corvallis, Oregon since July 1999. Mr. Brown served as the Company's executive vice president, chief financial officer and treasurer from July 1993 to July 1999.

        Richard J. Schneider became President in April 2000 and has served as the Chief Operating Officer since July 1999. Mr. Schneider joined the Company in December 1997 as the Vice President of Game Development and became a Vice President and Chief Operating Officer in July 1999. From September 1995 to December 1997, Mr. Schneider was the vice president of game engineering for Casino Data Systems. Mr. Schneider is also on the board of directors of GAMMA, a non-profit industry group.

        Reed M. Alewel became Senior Vice President in July 2000, became Secretary in November 1999 and has served as Chief Financial Officer and Treasurer since July 1999. Mr. Alewel joined the Company in October 1996 as Controller and Assistant Secretary. Mr. Alewel was the manager of financial planning and analysis for the American Italian Pasta Company, a food manufacturing company, from May 1992 to October 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10 percent of the Common Stock of the Company file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Form 4 and Form 5. Officers, directors and holders of more than 10 percent of the Company's Common Stock are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representation that no other reports are required, during the 2000 fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

        The following table sets forth certain information for each of the fiscal years ended June 30, 2000, 1999 and 1998 regarding compensation accrued or paid to the Company's Chief Executive Officer and each Executive Officer who accrued or was paid compensation in excess of $100,000 in the fiscal year ended June 30, 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
                                                        -------------------
                                                                                             ALL OTHER
NAME AND PRINCIPAL POSITION                             YEAR      SALARY           BONUS    COMPENSATION
---------------------------                             ----      ------           -----    ------------
Floyd W. Glisson                                        2000      $300,000      $ 50,000      $  9,539(1)
   Chairman of the Board of Directors and Chief         1999        28,750            --        40,531(1)
   Executive Officer                                    1998            --            --            --

Richard J. Schneider                                    2000       171,667            --            --
   President and Chief Operating Officer                1999       131,250            --            --
                                                        1998         1,500            --            --


Reed M. Alewel                                          2000       120,000            --        21,658(2)
   Senior Vice President, Chief Financial Officer,      1999        89,947            --         4,375(3)
   Secretary and Treasurer                              1998        86,198            --        15,000(3)

John F. Acres                                           2000        39,018            --       279,556(5)
   Chairman of the Board of Directors(4)                1999       350,000            --            --
                                                        1998       300,000            --            --

----------
(1) Mr. Glisson received a reimbursement of certain expenses he incurred in conjunction with his relocation to Las Vegas, Nevada.
(2) Mr. Alewel received a reimbursement of certain expenses he incurred in conjunction with his relocation to Las Vegas, Nevada.
(3) Mr. Alewel received a reimbursement of certain expenses he incurred in conjunction with his relocation to Corvallis, Oregon.
(4) In April 2000, Mr. Acres resigned as Chairman of the Board of Directors. Mr. Acres was the Chief Executive Officer of the Company until July 1998.
(5) Mr. Acres received $38,333 under certain non-compete provisions of his employment agreement and received $241,223 for consulting services provided to the Company.


        The following table sets forth certain information regarding options granted during the fiscal year ended June 30, 2000, to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                             ---------------------------------------------------        POTENTIAL REALIZABLE
                                              PERCENT OF                                  VALUE AT ASSUMED
                                                TOTAL                                   ANNUAL RATES OF STOCK
                            NUMBER OF          OPTIONS                                  PRICE APPRECIATION FOR
                            SECURITIES        GRANTED TO    EXERCISE                       OPTION TERM(4)
                            UNDERLYING        EMPLOYEES IN   PRICE     EXPIRATION     -------------------------
     NAME                    OPTIONS          FISCAL YEAR  ($/SHARE)    DATE(3)          5%              10%
     ----                   ----------        ------------  -------    ---------      ---------       ---------
Floyd W. Glisson            135,000(1)             24%      $  1.00      12/8/09      $ 219,901       $ 350,155

Richard J. Schneider         50,000(2)              9%         1.00      12/8/09         81,445         129,687

Reed M. Alewel               50,000(2)              9%         1.00      12/8/09         81,445         129,687

(1)     Options vested upon grant.

(2) 12,500 options vested upon grant and 12,500 vested April 1, 2000. The remaining options vest ratably on April 1, 2001 and 2002.

(3)     The options expire ten years from the date of grant.

(4) Future value of current year grants assuming appreciation of 5% and 10% per year over the ten-year option period. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

        There were no exercises of stock options by the Named Executive Officers during the fiscal year ended June 30, 2000. The following table sets forth the number of securities underlying unexercised options and the value of unexercised in-the-money options at fiscal year end.

                          AGGREGATED FISCAL YEAR END OPTION VALUES

                       NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                        UNEXERCISED OPTIONS AT FISCAL     IN-THE-MONEY OPTIONS AT FISCAL
                                  YEAR END                           YEAR END
        NAME              EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(1)
        ----              -------------------------        ----------------------------
Floyd W. Glisson              310,500 / 132,000                   $101,250 / $0

Richard J. Schneider           45,000 / 55,000                  $18,750 / $18,750

Reed M. Alewel                 46,600 / 53,400                  $18,750 / $18,750

John F. Acres                       0 / 0                            $0 / $0

----------
(1)     The market price of the Company's Common Stock was $1.75 at June 30,
        2000.

RETIREMENT SAVINGS PLAN

        The Company maintains a profit sharing and savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), which allows employees to contribute up to 15 percent of their pre-tax income to the 401(k) Plan. The 401(k) Plan includes a discretionary matching contribution by the Company and provides that the Company may make an additional discretionary contribution out of profits at the end of any year. The Company has not made any discretionary matching contributions nor any additional discretionary contributions under the 401(k) Plan.

STOCK OPTIONS

        The Acres Gaming Incorporated 1993 Stock Option and Incentive Plan (the "1993 Plan") was adopted by the Board of Directors of the Company and approved by the stockholders in 1993. The 1993 Plan permits the granting of awards to employees and consultants of the Company in the form of stock options and grants of restricted stock. Stock options granted under the 1993 Plan may be "incentive stock options" meeting the requirement of Section 422 of the Code or non-qualified options which do not meet the requirements of Section 422. A total of 1,750,000 shares of the Company's Common Stock has been reserved for issuance pursuant to awards granted under the 1993 Plan. As of September 30, 2000, an aggregate of 1,108,867 shares were subject to outstanding stock options, and 290,783 shares were available for grant. The exercise prices for currently outstanding stock options range from $.94 to $15.00 per share. Options for 350,350 shares have been exercised under the 1993 Plan. No grants of restricted stock have been made under the 1993 Plan.

        The 1993 Plan is administered by the Compensation Committee of the Board of Directors. The 1993 Plan gives broad powers to the Committee to administer and interpret the 1993 Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. Options may be granted pursuant to the 1993 Plan through July 2003. The 1993 Plan may be terminated earlier by the Board of Directors in its sole discretion.

        In fiscal year 2000, the Company issued 185,000 non-qualified options stock options to certain management employees outside of the 1993 Plan. The options have an exercise price of $1.00 which was the market price of the Company's Common Stock on the grant date. The terms and conditions of these options were consistent with the terms and conditions of non-qualified options issued under the 1993 Plan except 135,000 of these non-qualified options granted to Mr. Glisson vested on grant date and will remain exercisable for the 10-year option term even if Mr. Glisson's employment with the Company is terminated during such term.

COMPENSATION OF DIRECTORS

        Non-employee directors receive an annual fee of $25,000 and $1,000 per board meeting or committee meeting (other than meetings held in connection with a board meeting) plus expenses. Non-employee directors also receive options to purchase 7,500 shares of the Company's Common Stock at a price equal to fair market value on the date they are first elected to the board; 25 percent of those options vest immediately; the balance over three years. In addition, non-employee directors are granted options to purchase an additional 2,500 shares of Common Stock at each annual meeting of stockholders after such director has served a full year. Those options vest over three years on the same basis as the initial option grants. Mr. Carone and Mr. Brown will each receive options to purchase 2,500 shares of the Company's Common Stock in connection with the Company's 2000 annual meeting of stockholders.

EMPLOYMENT CONTRACTS

        The Company entered into an employment agreement with Mr. John F. Acres effective July 1, 1996, and amended on July 20, 1998 and again effective July 1, 1999 (the "Acres Employment Agreement"). The initial term of the Acres Employment Agreement runs through June 30, 2001, subject to prior termination. The Company or Mr. Acres may terminate the Acres Employment Agreement at any time. Upon the appointment of Mr. Glisson as President and Chief Executive Officer in fiscal 1999, Mr. Acres remained as Chairman of the Board and agreed to reduce his Base Salary for the fiscal year ending June 30, 2000 to $50,000 with no opportunity for a bonus. In April 2000, Mr. Acres resigned as Chairman of the Board, but continues to receive consulting fees commensurate with the level of services Mr. Acres provides to the Company. Consulting fees payable to Mr. Acres for fiscal year ending June 30, 2001 are estimated to be less than $100,000.

        The Acres Employment Agreement provides that upon termination, provided the Company makes certain termination payments to Mr. Acres, Mr. Acres will not, directly or indirectly, be connected in any manner with any business that competes with the Company or solicit or entice or divert any customer or supplier from the Company. The Company has elected to make such termination payments and, if it continues to do so, such payments will amount to $225,000 in fiscal year ending June 30, 2001.

        The Company has entered into an employment arrangement with Floyd W. Glisson pursuant to which Mr. Glisson received a base salary of $30,000 for the fiscal year ended June 30, 1999, was awarded options to purchase 300,000 shares of the Company's common stock that vest over a five-year period, and will receive severance payments equal to six months' base salary upon an involuntary termination of his employment with the Company. For the fiscal year ended June 30, 2000, Mr. Glisson's base salary was $300,000, plus a $50,000 bonus paid ratably over the fiscal year.


COMMITTEES OF THE BOARD OF DIRECTORS AND COMPENSATION COMMITTEE INSIDER PARTICIPATION

        The Company has a standing Audit Committee and a Compensation Committee but no Nominating Committee. In fiscal 2000, the Audit Committee consisted of Mr. Brown, Chairman, and Mr. Carone and the Compensation Committee consisted of Mr. Carone, Chairman, and Mr. Brown. Mr. Brown was Executive Vice President, Chief Financial Officer and Treasurer of the Company from July 1993 to July 1999 and continues to provide limited consulting services to the Company.

        The Audit Committee reviews and makes recommendations to the Board regarding services provided by the independent accountants, reviews with the independent accountants the scope and results of their annual examination of the Company's consolidated financial statements and any recommendations they may have, and makes recommendations to the Board with respect to the engagement or discharge of the independent accountants. The Audit Committee also reviews the Company's procedures with respect to maintaining books and records, the adequacy and implementation of internal auditing, accounting and financial controls, and the Company's policies concerning financial reporting and business practices.

        The Compensation Committee makes recommendations to the Board regarding officers' compensation, management incentive compensation arrangements and administers the Company's Stock Option and Incentive Plan.


REPORT ON EXECUTIVE COMPENSATION

        The underlying objectives of the Company's compensation strategy are to attract and retain the best possible executive talent, to motivate those executives to achieve optimum operating performance for the Company, to link executive and stockholder interests through equity-based plans and to provide a compensation package that recognizes individual contributions as well as overall business results. There are three components to the Company's executive compensation: base salary, long-term incentives in the form of stock options, and incentive (bonus) payments.

        Base Salary. Base salary for each executive officer, other than Mr. Glisson's, was subjectively determined by an assessment of his or her sustained performance, advancement potential, experience, responsibility, scope and complexity of the position, and current salary in relation to salary levels for comparable positions in the industry, based on the Company's general awareness of such salary levels. Mr. Glisson's compensation for the fiscal year ending June 30, 2001 is based on his employment arrangement effective July 1, 1999.

        Long-Term Incentives. Stock options have been granted to the Chairman and other executive officers to encourage management of the Company from the perspective of an owner with an equity interest in the Company. Vesting is used to encourage key employees to continue in the employ of the Company.

        Annual Incentives. Certain members of management may participate in an annual incentive plan, the goals of which are determined annually by the Company's Board of Directors. No payments under the annual incentive plan were made in the fiscal year ended June 30, 2000.

                                                 Compensation Committee Chairman
                                                 Richard A. Carone

                                                 Robert W. Brown

PERFORMANCE GRAPH

        The following graph compares total cumulative return to holders of the Company's Common Stock with the cumulative total return of the Nasdaq US Stock Market and a peer group index created by the Company for the five year period ended June 30, 2000. The Company uses a peer group (the "Peer Group") which consists of the following companies: Shuffle Master, Alliance Gaming Corporation, Casino Data Systems, International Game Technology, Mikohn Gaming Corporation, WMS Industries, Anchor Gaming and Innovative Gaming Corp. of America.

                                PERFORMANCE GRAPH






                               [PERFORMANCE GRAPH]








TOTAL RETURN ANALYSIS
                      6/30/95      6/28/96      6/30/97      6/30/98      6/30/99      6/30/00
                      -------      -------      -------      -------      -------      -------
ACRES GAMING          $100.00      $120.97      $112.91      $ 64.52      $ 25.81      $ 22.58

PEER GROUP             100.00       192.30      $228.83       319.46       218.36       286.72

NASDAQ COMPOSITE       100.00       127.57      $155.73       205.46       292.32       432.51


        Assumes $100 invested in the Company's Common Stock, the Nasdaq Stock Market and the Peer Group, with all dividends reinvested. Stock price shown above for the Common Stock is historical and not necessarily indicative of future price performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock by each director of the Company, by each Named Executive Officer, by all directors and executive officers of the Company as a group, and by each stockholder who is known by the Company to own more than 5 percent of the Company's Common Stock as of September 30, 2000.

                                                   NUMBER OF SHARES        PERCENT OF
BENEFICIAL OWNER                                 BENEFICIALLY OWNED(1)   OUTSTANDING(2)
----------------                                ----------------------   ---------------
Floyd W. Glisson                                       424,500 (3)            4.6%

Richard A. Carone                                       25,000 (4)              *


Robert W. Brown                                        151,875 (5)            1.7%

Richard J. Schneider                                    45,000 (6)              *

Reed M. Alewel                                          51,109 (7)              *

All directors and executive officers as a group                               7.3%
(5 persons)                                            697,484 (8)

John F. and Jo Ann Acres                             2,012,529 (9)           22.5%

International Game Technology ("IGT")                2,229,295(10)           20.0%

---------------------
*Less than 1%.
(1) "Beneficial Ownership" is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, including, but not limited to, any right to acquire such security through the exercise of any option or warrant or through the conversion of a security. Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.

(2) Based on 8,917,181 shares outstanding at September 30, 2000. Any securities not outstanding that are subject to options or warrants held by a person shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Includes 81,000 shares owned jointly with Mr. Glisson's wife as trustees of the Glisson Family Trust, with respect to which Mr. Glisson has shared voting and shared dispositive powers and 343,500 shares subject to options exercisable within 60 days of September 30, 2000.

(4) Includes 10,000 shares subject to options exercisable within 60 days of September 30, 2000.

(5) Includes 2,000 shares Mr. Brown holds as trustee for the benefit of his minor children, with respect to which he has sole voting and dispositive powers. Includes 149,875 shares subject to options exercisable within 60 days of September 30, 2000.

(6) Includes 45,000 shares subject to options exercisable within 60 days of September 30, 2000.

(7) Includes 2,000 shares owned jointly with Mr. Alewel's wife and 339 shares held as trustee for the benefit of his minor children, with respect to which Mr. Alewel has shared voting and shared dispositive powers. Also includes 620 shares held by Mr. Alewel's wife with respect to which he has no voting or dispositive powers. Includes 46,600 shares subject to options exercisable within 60 days of September 30, 2000.

(8) Includes 594,975 shares subject to options exercisable within 60 days of September 30, 2000.

(9) Includes 1,798,866 shares held by the John and Jo Ann Acres 1989 Living Trust, a revocable trust established by Mr. Acres and Mrs. Acres, with respect to which Mr. Acres and Mrs. Acres have shared voting and shared dispositive powers. Also includes 204,288 shares beneficially owned by their children who reside in their household, with respect to which Mr. Acres and Mrs. Acres have no voting or dispositive powers. Includes 9,375 shares subject to options exercisable by Mrs. Acres within 60 days of September 30, 2000, which options expire on October 20, 2000.

(10) Shares issuable on conversion of Series A Convertible Preferred Stock owned by IGT based on the conversion price in effect on September 30, 2000 subject to ownership limitations contained in the Stock Purchase Agreement between IGT and the Company pursuant to which IGT purchased 519,481 shares of Series A Stock. The Stock Purchase Agreement restricts IGT's ownership of the

        Company's Common Stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Series A Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Series A Stock as well as limiting IGT's rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Series A Stock may be converted. If there were no limit on IGT's right to convert shares of Series A Stock into Common Stock, as of September 30, 2000, the Series A Stock could have been converted into 3,006,615 shares of Common Stock, or 25.2% of the then outstanding Common Stock.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There are no relationships or transactions that have been conducted during the fiscal year, or that are planned, that would require disclosure under this item.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date:  October 26, 2000

                            ACRES GAMING INCORPORATED
                                  (Registrant)


                            By:     /s/ Reed M. Alewel
                               ------------------------
                                    Reed M. Alewel
                                    Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer