Form 10-Q
period 2000-09-30
ACRES GAMING INC
filed 2000-11-14
CIK 912601

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2000 was 8,943,531.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                                      Page
                                                                                      ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheets at September 30, 2000 and June 30, 2000                          1

        Statements of Operations for the Three Months Ended
           September 30, 2000 and 1999                                                  2

        Statements of Cash Flows for the Three Months Ended
           September 30, 2000 and 1999                                                  3

        Notes to Financial Statements                                                   4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8


PART II -- OTHER INFORMATION                                                           11

SIGNATURES                                                                             11

INDEX TO EXHIBITS                                                                      12

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                                            SEPTEMBER 30, 2000
                                                                (UNAUDITED)       JUNE 30, 2000
                                                            ------------------    -------------
                                                                       (in thousands)
CURRENT ASSETS:
  Cash and equivalents                                            $  2,399          $    789
  Receivables, net of allowance of $15,000                           2,397             3,541
  Inventories                                                        4,176             3,729
  Prepaid expenses                                                     207                83
                                                                  --------          --------
    Total current assets                                             9,179             8,142
                                                                  --------          --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                             1,566             1,562
  Equipment                                                          4,057             3,935
  Leasehold improvements                                               421               421
  Accumulated depreciation                                          (4,759)           (4,446)
                                                                  --------          --------
    Total property and equipment                                     1,285             1,472

OTHER ASSETS                                                           965             1,118
                                                                  --------          --------

TOTAL ASSETS                                                      $ 11,429          $ 10,732
                                                                  ========          ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                $  3,559          $  2,785
  Accrued expenses                                                   1,179             1,194
  Customer deposits                                                  2,406               855
                                                                  --------          --------
    Total current liabilities                                        7,144             4,834
                                                                  --------          --------

LITIGATION SETTLEMENT OBLIGATION                                     2,010             2,010

REDEEMABLE CONVERTIBLE PREFERRED STOCK                               4,948             4,948

STOCKHOLDERS' DEFICIT:
  Common Stock, $.01 par value, 50 million shares
    authorized, 8.9 million shares issued and outstanding               89                89
  Additional paid-in capital                                        19,907            19,904
  Accumulated deficit                                              (22,669)          (21,053)
                                                                  --------          --------
    Total stockholders' deficit                                     (2,673)           (1,060)
                                                                  --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 11,429          $ 10,732
                                                                  ========          ========

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              ------------------------
                                                2000            1999
                                              -------          -------
                                                (in thousands except
                                                   per share data)
NET REVENUES                                  $ 2,739          $ 6,224

COST OF REVENUES                                2,117            3,064
                                              -------          -------
GROSS PROFIT                                      622            3,160
                                              -------          -------

OPERATING EXPENSES:
  Research and development                      1,082            1,272
  Selling, general and administrative           1,152            1,516
                                              -------          -------

    Total operating expenses                    2,234            2,788
                                              -------          -------

INCOME  (LOSS) FROM OPERATIONS                 (1,612)             372

OTHER INCOME (EXPENSE), NET                        (4)              22
                                              -------          -------
NET INCOME (LOSS)                             $(1,616)         $   394
                                              =======          =======

NET INCOME (LOSS) PER SHARE - BASIC           $  (.18)         $   .04
                                              =======          =======

NET INCOME (LOSS) PER SHARE - DILUTED         $  (.18)         $   .04
                                              =======          =======



        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ------------------------
                                                                        2000             1999
                                                                       -------          -------
                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(1,616)         $   394
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                        423              464
      Changes in assets and liabilities:
         Receivables                                                     1,144           (1,353)
         Inventories                                                      (447)           1,907
         Prepaid expenses                                                 (124)             174
         Accounts payable and accrued expenses                             759             (584)
         Customer deposits                                               1,551           (1,303)
                                                                       -------          -------
             Net cash from operating activities                          1,690             (301)
                                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (126)            (290)
   Capitalized software costs                                               --             (184)
   Other, net                                                               43               29
                                                                       -------          -------
             Net cash from investing activities                            (83)            (445)
                                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                               3               --
                                                                       -------          -------
             Net cash from financing activities                              3               --
                                                                       -------          -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          1,610             (746)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                789            5,949
                                                                       -------          -------
CASH AND EQUIVALENTS AT END OF PERIOD                                  $ 2,399          $ 5,203
                                                                       =======          =======



        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      Unaudited Financial Statements

        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the operating results for the full year or future periods.

2.      Revenue Recognition

        The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Revenue is recognized as hardware components are shipped and software components are installed. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized.

        The Company has entered into certain manufacturing royalty agreements where revenue is recognized as the licensed manufacturer sells the related hardware products.

        For certain contracts requiring significant product customization, revenue is recognized on the percentage-of-completion method. Labor costs incurred for customization and installation are the basis for determining percentage-of-completion, giving effect to the most recent estimates of such total labor costs. The effect of changes to total estimated customization and installation labor costs is recognized in the period in which such changes are determined. The Company defers revenue subject to forfeiture, refund or other concession until such revenue meets the criteria for collectibility. Provisions for estimated losses are made in the period in which the loss first becomes apparent.

        Included in accounts receivable at June 30, 2000 are unbilled receivables of $1.0 million. The Company did not have any unbilled receivables at September 30, 2000. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

3.      Inventories

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                               SEPTEMBER 30,    JUNE 30,
                                   2000           2000
                               -------------    --------
                                     (in thousands)
Raw Materials                     $2,003         $1,809
Work-in-progress                     118            110
Finished Goods                     2,055          1,810

                                  ------         ------
        Total inventories         $4,176         $3,729
                                  ------         ------

4.      Capitalized Software

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Capitalized software costs, net of accumulated amortization, were $656,000 and $745,000 at September 30, 2000 and June 30, 2000, respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible. All research and development costs are expensed as incurred.

5.      Income Taxes

        At September 30, 2000, the Company had cumulative net operating losses of approximately $19.2 million that are available to offset future taxable income through 2020. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of September 30, 2000 and June 30, 2000.

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

        In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation, subject to final documentation and approval by the Court. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement.

        Two lawsuits have been filed regarding ownership of the Wheel of Gold(TM) ("WOG") technology that is the subject of two patents that have been assigned to Anchor Gaming ("Anchor"). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company's supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney's fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. The defense of this suit had been tendered to and was accepted by the Company's former professional errors and omissions insurance carrier. In April 2000, the Company's former insurance carrier denied coverage. In May 2000, the Company filed suit, now pending in the U.S. District Court of Nevada, against its former insurance carrier claiming breach of insurance contract. In June 2000, the Company's former insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company.

        In the second action, now pending in U.S. District Court for the District of Nevada, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorney's fees.

        Four related lawsuits have been filed in the U.S. District Court resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company denies all asserted allegations and intends to vigorously defend itself and its intellectual property rights. No trial date has been set.

        In Suit I, Mikohn asserted a claim for declaratory judgment of noninfringement and invalidity of U.S. Patent No. 5,655,961 ("the `961 patent") owned by the Company. Mikohn also asserted claims for "intentional interference with a business relationship", "intentional interference with prospective business relationship", "unfair competition: trade libel" and "unfair competition: disparagement". Mikohn's complaint sought unspecified damages, punitive damages, attorney's fees, interest on the alleged damages, an injunction against the conduct alleged in the complaint and a declaration that the `961 patent is invalid and not infringed by Mikohn or its customers. The Company has filed a counterclaim for infringement of the `961 patent, and has denied Mikohn's other allegations.

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

        In Suit III, the Company sued Mikohn, CDS, New York-New York Hotel and Casino and Sunset Station Hotel and Casino for infringement of the Company's U.S. Patent No. 5,752,882 ("the `882 patent"). Mikohn counterclaimed in Suit III, seeking a declaratory judgment of invalidity and noninfringement of the `882 patent and asserted claims for "false and misleading representations", "interference with prospective economic relations", "unfair competition: trade libel" and "unfair competition: disparagement". Mikohn's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, attorney's fees and an injunction against the Company's "continuing to commit the unlawful acts" alleged in the counterclaims.

        In Suit IV, the Company sued Mikohn and CDS for infringement of the Company's U.S. Patent Nos. 5,820,459 and 5,836,817. The defendants counterclaimed for declaratory judgment of noninfringement and invalidity of the patents. In addition, CDS counterclaimed for: "patent misuse", "Sherman Act section 2 - attempted monopolization", "spoliation of evidence", "unfair competition - intentional interference with prospective economic advantage" and "misappropriation of trade secrets". CDS's counterclaims seek unspecified damages, as well as a trebling of the damages, punitive damages, and attorney's fees. CDS's counterclaim regarding spoliation of evidence was subsequently dismissed by the Court under a motion of summary judgment.

        In a separate but related action, the Company has filed suit, now pending in the 9th Circuit Court of Appeals, against its former general liability insurance carrier for breach of insurance contract related to the cost of defense in Suit I and II. In addition, in May 2000, the Company filed suit, now pending in U.S. District Court for the District of Nevada, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of CDS's counterclaims in Suit IV. In June 2000, the insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company.

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

                                                                          FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           ------------------------
                                                                            2000              1999
                                                                           -------          -------
                                                                           (in thousands except per
                                                                                  share data)
Net income (loss)                                                          $(1,616)         $   394
Preferred stock dividends                                                       --               --
                                                                           -------          -------
Net income (loss) allocable to common stockholders                         $(1,616)         $   394
                                                                           =======          =======

Weighted average number of shares of common stock and common stock equivalents outstanding:

   Weighted average number of common shares outstanding for
   computing basic earnings per share                                        8,915            8,913

   Dilutive effect of warrants and employee stock options
   after application of the treasury stock method                               --               --

   Dilutive effect of redeemable convertible preferred stock
   after application of the if-converted method                                 --            2,228

   Weighted average number of common shares outstanding for
   computing diluted earnings per share                                      8,915           11,141
                                                                           =======          =======
Earnings (loss) per share - basic                                          $  (.18)         $   .04
                                                                           =======          =======
Earnings (loss) per share - diluted                                        $  (.18)         $   .04
                                                                           =======          =======

        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                              FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------  ------------
                                                                    (in thousands)
Warrants and employee stock options                               1,294         1,326
Redeemable convertible preferred stock, if converted,
assuming conversion at rates in effect at each respective
year end                                                          2,228            --


        The Stock Purchase Agreement between International Game Technology ("IGT") and the Company pursuant to which IGT purchased 519,481 shares of Redeemable Convertible Preferred Stock (the "Preferred Stock") restricts IGT's ownership of the Company's Common Stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Preferred Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Preferred Stock as well as limiting IGT's rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Preferred Stock may be converted. If there were no limit on IGT's right to convert shares of Preferred Stock into Common Stock, as of September 30, 2000, the Preferred Stock could have been converted into 3,007,000 shares of common stock, or 25.2% of the then outstanding common stock.


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

        Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking, table game management and visual analysis modules that may be purchased and installed individually or as components of an integrated system marketed as the Acres Advantage(TM).

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended September 30, 2000 were $2.7 million versus net revenues of $6.2 million during the three months ended September 30, 1999. The Company's revenues can fluctuate significantly based on the timing of the delivery of orders. The current quarter revenues were primarily generated from Acres Advantage hardware deliveries to MonteCasino in South Africa and two casinos in California. In the prior year quarter, revenues were primarily comprised of Acres Advantage hardware deliveries to MotorCity Casino in Detroit, Michigan and bonusing software to Star City Casino in Sydney, Australia.

        In the current quarter, the gross profit margin decreased to 23% from 51% in the prior year quarter. Hardware sales, which made up the majority of the current quarter sales, carry a lower gross profit margin than the hardware and software sales recorded in the quarter ended September 30, 1999.

        Operating expenses in the current year quarter were $554,000 less than in the prior year quarter due primarily to reductions in staffing, redirection of certain employee efforts from development activities to customer support activities which are reported as cost of goods sold, decreases in the costs of defending the Company's intellectual property rights and the timing of certain trade show expenses. These expense reductions were partially offset by a reduction in amounts capitalized as software development costs.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, the Company had cash and equivalents of $2.4 million, compared to $789,000 as of June 30, 2000. The Company invests its cash in highly liquid marketable securities with a maturity of three months or less at the date of purchase. The Company does not invest in market risk sensitive instruments, except that it did enter into forward exchange contracts during fiscal 2000 to manage well-defined foreign currency risk related to a sale in Australia.

        The Company does not have any debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. As of September 30, 2000, the Company was not in compliance with certain debt covenants. The Company may not be able to borrow under its line of credit until the covenants are met or it obtains a waiver of such covenants from its lender. The Company believes it will be in compliance with the covenants during the second quarter of fiscal 2001.

        At September 30, 2000, the Company had collected $2.4 million of customer deposits against its order backlog of $13.7 million. The Company received $5.0 million of additional orders into its backlog in October 2000, of which $3.4 million is pursuant to a hardware deposit agreement which may be cancelled if the Company and the customer do not enter in to a definitive agreement. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific installations. Products are generally delivered within one to six months of receipt of an order depending on the nature of the order and the products being delivered. The Company expects the majority of its backlog to be delivered in fiscal 2001. The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

        The Company believes that it can complete the deliveries and installations comprising its order backlog and obtain and complete enough additional sales to provide sufficient operating cash flow for fiscal 2001. Failure to successfully deliver the products comprising the order backlog, failure to obtain additional orders or failure to subsequently collect the resulting revenues could have a material adverse effect on the Company's liquidity. The Company has the ability to reduce operating expenses by reducing staffing and other expenses

        The Company's operations have historically used cash. During the current quarter, the Company's net operating loss, net of non-cash items, used $1.2 million of cash. This use of cash was completely offset by collections of advance deposits on orders taken during the quarter and receipts of payments on accounts receivable. During the current quarter, the Company made capital expenditures of $126,000.

        The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993, $6.2 million from the exercise of the redeemable warrants in October 1996 and $4.9 million from the issuance of 519,481 shares of Series A Convertible Preferred Stock to IGT in January 1997.

FOREIGN CURRENCY EXCHANGE RATE RISK

        The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. No foreign exchange contracts were held as of September 30, 2000.

YEAR 2000

        The Year 2000 issue results from computer programs operating incorrectly due to date sensitive software incorrectly recognizing dates in the year 2000. This could result in system failure or miscalculations and could cause disruptions of operations, including, among other things, a temporary inability to engage in normal business activities. The Company has not incurred any material interruptions in its products or business activities related to the Year 2000.

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

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 2000.

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

                                            ACRES GAMING INCORPORATED
                                                   (Registrant)

Date: November 13, 2000                     By  /s/ Reed M. Alewel
                                               ---------------------------------
                                            Reed M. Alewel
                                            Senior Vice President, Chief
                                            Financial Officer,
                                            Treasurer and Secretary
                                            (authorized officer and principal
                                            financial and chief accounting
                                            officer)

                                INDEX TO EXHIBITS

EXHIBIT
NO.          DESCRIPTION
-------      -----------
 3.1         Articles of Incorporation of Acres Gaming Incorporated, as
             amended(1)

 3.2         Bylaws of Acres Gaming Incorporated, as amended(2)

27.1         Financial Data Schedule

-------------

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.