Form 10-Q
period 2000-12-31
ACRES GAMING INC
filed 2001-02-14
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

    [X]                   QUARTERLY REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 2000

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of Common Stock, $.01 par value, outstanding on January 31, 2001 was 8,946,981.

                            ACRES GAMING INCORPORATED

                                Table of Contents
                                                                           Page
                                                                           ----

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at December 31, 2000 and June 30, 2000               1

         Statements of Operations for the Three and Six Months Ended
           December 31, 2000 and 1999                                        2

         Statements of Cash Flows for the Six Months Ended
           December 31, 2000 and 1999                                        3

         Notes to Financial Statements                                       4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

PART II -- OTHER INFORMATION                                                 12

SIGNATURES                                                                   13

INDEX TO EXHIBITS                                                            14

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                                                  DECEMBER 31, 2000        JUNE 30, 2000
                                                                     (UNAUDITED)
                                                                  -----------------        -------------
                                                                              (in thousands)
                                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                     $  5,532               $    789
  Receivables, net of allowance of $50 and $15, respectively                  6,620                  3,541
  Inventories                                                                 4,078                  3,729
  Prepaid expenses                                                              168                     83
                                                                           --------               --------
    Total current assets                                                     16,398                  8,142
                                                                           --------               --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                                      1,624                  1,562
  Equipment                                                                   4,045                  3,935
  Leasehold improvements                                                        421                    421
  Accumulated depreciation                                                   (4,913)                (4,446)
                                                                           --------               --------
    Total property and equipment                                              1,177                  1,472

OTHER ASSETS                                                                    852                  1,118
                                                                           --------               --------

TOTAL ASSETS                                                               $ 18,427               $ 10,732
                                                                           ========               ========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                         $  4,208               $  2,785
  Accrued expenses                                                            1,286                  1,194
  Customer deposits                                                           7,111                    855
                                                                           --------               --------
    Total current liabilities                                                12,605                  4,834
                                                                           --------               --------
LITIGATION SETTLEMENT OBLIGATION                                              2,010                  2,010

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                        4,948                  4,948

STOCKHOLDERS' DEFICIT:
  Common Stock, $.01 par value, 50 million shares
    authorized, 8.9 million shares issued and outstanding                        89                     89
  Additional paid-in capital                                                 19,938                 19,904
  Accumulated deficit                                                       (21,163)               (21,053)
                                                                           --------               --------
    Total stockholders' deficit                                              (1,136)                (1,060)
                                                                           --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $ 18,427               $ 10,732
                                                                           ========               ========

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           DECEMBER 31,                  DECEMBER 31,
                                                      -----------------------       ------------------------
                                                         2000          1999            2000          1999
                                                      ----------    ---------       ---------     ----------
                                                              (in thousands except per share data)
NET REVENUES                                             $10,222      $ 5,367         $12,960        $11,591

COST OF REVENUES                                           6,116        2,506           8,233          5,570
                                                         -------      -------         -------        -------
GROSS PROFIT                                               4,106        2,861           4,727          6,021
                                                         -------      -------         -------        -------
OPERATING EXPENSES:
  Research and development                                 1,034        1,261           2,115          2,532
  Selling, general and administrative                      1,589        1,210           2,741          2,727
                                                         -------      -------         -------        -------
    Total operating expenses                               2,623        2,471           4,856          5,259
                                                         -------      -------         -------        -------
INCOME (LOSS) FROM OPERATIONS                              1,483          390            (129)           762
OTHER INCOME                                                  23           30              19             52
                                                         -------      -------         -------        -------
NET INCOME (LOSS)                                        $ 1,506      $   420         $  (110)       $   814
                                                         =======      =======         =======        =======

NET INCOME (LOSS) PER SHARE - BASIC                      $   .17      $   .05         $  (.01)       $   .09
                                                         =======      =======         =======        =======

NET INCOME (LOSS) PER SHARE - DILUTED                    $   .13      $   .04         $  (.01)       $   .07
                                                         =======      =======         =======        =======

               The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                       ----------------------------------
                                                                            2000                 1999
                                                                       --------------       -------------
                                                                                (in thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $  (110)           $   814
     Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation and amortization                                           789                936
        Changes in assets and liabilities:
           Receivables                                                       (3,079)            (1,346)
           Inventories                                                         (349)             2,276
           Prepaid expenses                                                     (85)               174
           Accounts payable and accrued expenses                              1,515               (632)
           Customer deposits                                                  6,256             (4,100)
                                                                            -------            -------
               Net cash from operating activities                             4,937             (1,878)
                                                                            -------            -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (288)              (557)
     Capitalized software costs                                                  --               (184)
     Other, net                                                                  60                 32
                                                                            -------            -------
               Net cash from investing activities                              (228)              (709)
                                                                            -------            -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                 34                 --
                                                                            -------            -------
               Net cash from financing activities                                34                 --
                                                                            -------            -------
  NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             4,743             (2,587)
  CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                   789              5,949
                                                                            -------            -------
  CASH AND EQUIVALENTS AT END OF PERIOD                                     $ 5,532             $3,362
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

      In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the six-month period ended December 31, 2000 are not necessarily indicative of the operating results for the full year or future periods.

2.    Revenue Recognition

      The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Revenue is recognized as hardware components are shipped and software components are installed. The Company accounts for software sales in accordance with Statement of Position 97-2 - Software Revenue Recognition. Software sales are considered multiple element arrangements because they include software, installation, training and post customer support. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized. The Company offers optional product maintenance agreements to its customers at standard prices.

      The Company has entered into certain manufacturing royalty agreements where revenue is recognized as the licensed manufacturer sells the related hardware products.

      For certain contracts requiring significant product customization, revenue is recognized on the percentage-of-completion method. Labor costs incurred for customization and installation are the basis for determining percentage-of-completion, giving effect to the most recent estimates of such total labor costs. The effect of changes to total estimated customization and installation labor costs is recognized in the period in which such changes are determined. The Company defers revenue subject to penalty, forfeiture, refund or other concession until such factors have expired and the revenue meets the criteria for collectibility. Provisions for estimated losses are made in the period in which the loss first becomes apparent.

      Included in accounts receivable at June 30, 2000 are unbilled receivables of $1.0 million. The Company did not have any unbilled receivables at December 31, 2000. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

3. Inventories

      Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                 DECEMBER 31,        JUNE 30,
                                                     2000              2000
                                               --------------    ---------------
                                                        (in thousands)

      Raw Materials                                    $2,621             $1,809
      Work-in-progress                                    101                110
      Finished Goods                                    1,356              1,810
                                                       ------             ------
      Total inventories                                $4,078             $3,729
                                                       ------             ------

4. Capitalized Software

      Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization, were $568,000 and $745,000 at December 31, 2000 and June 30, 2000, respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible. All research and development costs, including the costs to establish technological feasibility, are expensed as incurred.

5. Income Taxes

      At December 31, 2000, the Company had cumulative net operating losses of approximately $17.7 million that are available to offset future taxable income through 2020. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of December 31, 2000 and June 30, 2000.

6. Contingencies

      Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and its executive officers. Those suits have been consolidated into one combined action that received class certification for a class consisting of the purchasers of the Company's Common Stock during the period from March 26, 1997 to December 11, 1997. No trial date or discovery cut-off date has been set. The defense of this suit has been tendered to and accepted by the Company's directors' and officers' insurance carrier subject to a $1.0 million insurance policy.

      In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation, subject to final documentation and approval by the Court. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement.

      Two lawsuits have been filed regarding ownership of the Wheel of Gold(TM) ("WOG") technology that is the subject of two patents that have been assigned to Anchor Gaming ("Anchor"). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company's supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney's fees. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company's financial condition and results of operations. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. The defense of this suit had been tendered to and was accepted by the Company's former professional errors and omissions insurance carrier. In April 2000, the Company's former insurance carrier denied coverage. In May 2000, the Company filed suit, now pending in the U.S. District Court of Nevada, against its former insurance carrier claiming breach of insurance contract. In June 2000, the Company's former insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition or results of operations.

      In the second action, now pending in U.S. District Court for the District of Nevada, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys' fees.

      Four related lawsuits have been filed in the U.S. District Court resulting from the Company's efforts to enforce its patent rights. Three of those suits have now been consolidated. The Company denies all asserted allegations and intends to vigorously defend itself and its intellectual property rights. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to these suits but believes that an unfavorable outcome could have a material adverse effect on the Company's financial condition and results of operations. A trial date has been set for March 2001.

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

      In a separate but related action, the Company has filed suit against its former general liability insurance carrier for breach of insurance contract related to the cost of defense in Suit I and II. In January 2001, the Company reached a settlement with the former insurance carrier and received a $200,000 reimbursement of defense costs. In addition, in May 2000, the Company filed suit, now pending in U.S. District Court for the District of Nevada, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of CDS's counterclaims in Suit IV. In June 2000, the insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition or results of operations.

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

                                                            FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                              ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                            --------------------        ------------------
                                                              2000       1999            2000        1999
                                                            --------   ---------        -------     ------
                                                             (in thousands except per share data)
    Net income (loss)                                        $ 1,506     $   420         $ (110)   $   814
    Preferred stock dividends                                     --          --             --         --
                                                             -------     -------         ------    -------
    Net income (loss) allocable to common stockholders       $ 1,506     $   420         $ (110)   $   814
                                                             =======     =======         ======    =======
    Weighted average number of shares of common stock
      and common stock equivalents outstanding:

       Weighted average number of common shares
         outstanding for computing basic earnings per
         share                                                 8,941       8,913          8,928      8,913

       Dilutive effect of warrants and employee stock
         options after application of the treasury
         stock method                                            123          12             --         18

       Dilutive effect of redeemable convertible
         preferred stock after application of the
         if-converted method                                   2,229       2,228             --      2,228
                                                             -------     -------         ------    -------
       Weighted average number of common shares
         outstanding for computing diluted earnings per
         share                                                11,293      11,153          8,928     11,159
                                                             =======     =======         ======    =======
    Earnings (loss) per share - basic                        $   .17     $   .05         $ (.01)   $   .09
                                                             =======     =======         ======    =======
    Earnings (loss) per share - diluted                      $   .13     $   .04         $ (.01)   $   .07
                                                             =======     =======         ======    =======

      The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:


                                                            FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                              ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                            --------------------        ------------------
                                                              2000       1999            2000        1999
                                                            --------   ---------        -------     ------
                                                                            (in thousands)
       Warrants and employee stock options                       800       1,413          1,253      1,457

       Redeemable convertible preferred stock, if
         converted, assuming conversion at rates in
         effect at each respective year end                       --          --          2,228         --

      The Stock Purchase Agreement between International Game Technology ("IGT") and the Company pursuant to which IGT purchased 519,481 shares of Redeemable Convertible Preferred Stock (the "Preferred Stock") restricts IGT's ownership of the Company's Common Stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Preferred Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Preferred Stock as well as limiting IGT's rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Preferred Stock may be converted. If there were no limit on IGT's right to convert shares of Preferred Stock into Common

Stock, as of December 31, 2000, the Preferred Stock could have been converted into 3,304,000 shares of common stock, or 27.0% of the then outstanding common stock.

8.    Subsequent Event

      In February 2001, the Company was notified by Nasdaq that the Company's securities will be delisted from the Nasdaq SmallCap Market due to the Company's failure to comply with the minimum $2 million net tangible assets requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). The Company will appeal this determination at a hearing on March 23, 2001 before a Nasdaq Listing Qualifications panel and the delisting of the Company's securities is delayed until the panel completes its review. There can be no assurance that the panel will grant the Company's request for continued listing. If the Company's securities are delisted from the Nasdaq market, the Company's stock may be quoted on the OTC Bulletin Board.

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

RESULTS OF OPERATIONS

      The Company's net revenues for the three months ended December 31, 2000 were $10.2 million versus net revenues of $5.4 million during the three months ended December 31, 1999. The Company's revenues can fluctuate significantly based on the timing of the delivery of orders. Net revenues for the current quarter were primarily from Acres Advantage(TM) products for properties operated by Station Casinos, Inc., MGM MIRAGE and Mandalay Resort Group as well as MonteCasino in South Africa and five Native American casinos in California. In the prior year quarter, revenues were primarily from Acres Advantage products for MotorCity Casino, a Mandalay Resort Group property in Detroit, Michigan, and Crown Casino in Australia.

      For the six-month period ended December 31, 2000, net revenues were $13.0 million versus $11.6 million in the same period in the prior year. Net revenues for the first half of the current fiscal year were primarily from Acres Advantage(TM) products for properties operated by Station Casinos, Inc., MGM MIRAGE and Mandalay Resort Group as well as MonteCasino in South Africa and five Native American casinos in California. In the first half of the prior fiscal year, net revenues were primarily from Acres Advantage products for MotorCity Casino, Crown Casino and Star City Casino in Sydney Australia.

      Gross profit margin was 40 percent in the current quarter versus 53 percent in the prior year quarter. For the first half of fiscal 2001, gross profit margin was 36 percent versus 52 percent for the same period of fiscal 2000. Gross profit margins decreased primarily due to differences in mix of products sold but were also partially reduced by additional expenses associated with increases in the Company's customer service and support staff through hiring of new personnel and shifting efforts of certain employees from development activities to customer support activities. Partially offsetting these items, gross profit margin in the current quarter was favorably impacted by spreading certain fixed costs over a greater revenue volume.

      Net operating expenses were $2.6 million in the current quarter versus $2.5 million in the prior year quarter. This increase was the result of increased general and administrative costs partially offset by a $205,000 reduction related to the shift of certain employee efforts from development activities to customer support activities that are reported as cost of sales. For the first half of fiscal 2001, the shift of employee efforts amounted to $383,000 and accounted for the majority of the reduction in operating expenses, which decreased to $4.9 million for such period versus $5.3 million in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had cash and equivalents of $5.5 million, compared to $789,000 as of June 30, 2000. The Company invests its cash in highly liquid marketable securities with a maturity of three months or less at the date of purchase. The Company does not invest in market risk sensitive instruments, except that it did enter into forward exchange contracts during fiscal 2000 to manage well-defined foreign currency risk related to a sale in Australia.

      The Company does not have any debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. As of December 31, 2000, the Company was not in compliance with certain debt covenants. The Company may not be able to borrow under its line of credit until the covenants are met or it obtains a waiver of such covenants from its lender. Although the Company believes it will be in compliance with the covenants during the third quarter of fiscal 2001, it does not expect to utilize the line of credit during this fiscal year.

      At December 31, 2000, the Company had collected $7.1 million of customer deposits against its order backlog of $19.5 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific installations. Products are generally delivered within one to six months of receipt of an order depending on the nature of the order and the products being delivered. The Company expects the majority of its backlog to be delivered in fiscal 2001. The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

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

      The Company's operations have historically used cash. During the first half of fiscal 2001, the Company's operations, net of non-cash items, provided $679,000 of cash. Collections of advance deposits provided a net increase of $6.3 million in cash as a result of an increase in orders taken during the six-month period ended December 31, 2000. Increases in cash were also provided by a $1.5 million increase in accounts payable. These increases in cash were partially offset by a $3.1 million increase in accounts receivable. During the first half of 2001, the Company made capital expenditures of $288,000.

      The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993, $6.2 million from the exercise of the redeemable warrants in October 1996 and $4.9 million from the issuance of 519,481 shares of Series A Convertible Preferred Stock to IGT in January 1997.

FOREIGN CURRENCY EXCHANGE RATE RISK

      The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. No foreign exchange contracts were held as of December 31, 2000.

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

      Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: potential Nasdaq delisting; sales backlog; adequacy of cash and equivalents balances to fund the Company's operations; anticipated future sales; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; the availability of funds under the line of credit on terms acceptable to both the Company and the lending bank; patent protection; litigation settlements; and anticipated effects of the Year 2000.

      The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that changes in the agreement between IGT and MGM MIRAGE (to which the Company is not a party) could adversely affect revenues anticipated by the Company from IGT; the Company's ability to obtain the necessary gaming licenses and product approvals in South Africa; the possibility that the Company's suppliers may not be able to meet required delivery schedules for components of the products; outcome of the hearing to review Nasdaq's decision to delist the Company's securities from the Nasdaq SmallCap Market; the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed;
developments in the Company's relationship with IGT; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products;
the timing of receipt and shipment of orders; the ability of the Company to borrow under the line of credit; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally and the results of pending litigation.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company filed suit in June 1998 in the u.S. District Court for the District of Oregon against Atlantic Mutual Insurance Company, its former general liability insurance carrier, for breach of insurance contract relating to the cost of defense in two related lawsuits between Mikohn and the Company involving allegations of infringement and invalidity of certain of the Company's patents. The case is now pending in the 9th Circuit Court of Appeals. In January 2001, the Company reached a settlement with Atlantic Mutual Insurance Company and received a $200,000 reimbursement of the Company's defense costs in connection with the litigation with Mikohn.

ITEM 5. OTHER INFORMATION

      In February 2001, the Company was notified by Nasdaq that the Company's securities will be delisted from the Nasdaq SmallCap Market due to the Company's failure to comply with the minimum $2 million net tangible assets requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). The Company will appeal this determination at a hearing on March 23, 2001 before a Nasdaq Listing Qualifications panel and the delisting of the Company's securities is delayed until the panel completes its review. There can be no assurance that the panel will grant the Company's request for continued listing. If the Company's securities are delisted from the Nasdaq market, the Company's stock may be quoted on the OTC Bulletin Board.

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

                             ACRES GAMING INCORPORATED
                                  (Registrant)

Date: February 14, 2001           By  /s/ Reed M. Alewel
                                     --------------------
                                  Reed M. Alewel
                                  Senior Vice President, Chief Financial
                                  Officer,
                                  Treasurer and Secretary
                                  (authorized officer and principal financial
                                  and chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NO.        DESCRIPTION
-------    -----------
  3.1      Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

  3.2      Bylaws of Acres Gaming Incorporated, as amended(2)

 10.1 Product Sales, Delivery and License Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT.

 10.2 Acres Software Maintenance Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT

--------------
(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.