Form 10-Q
period 2001-03-31
ACRES GAMING INC
filed 2001-05-14
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to__________

                         Commission File Number 0-22498

                            ACRES GAMING INCORPORATED
             (Exact name of registrant as specified in its charter)

                    NEVADA                               88-020656
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                          7115 AMIGO STREET, SUITE 150
                               LAS VEGAS, NV 89119
                    (Address of principal executive offices)

                                  702-263-7588
                         (Registrant's telephone number)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2001 was 8,959,081.

                            ACRES GAMING INCORPORATED

                                Table of Contents

                                                                                       Page
                                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

        Balance Sheets at March 31, 2001 and June 30, 2000                               1

        Statements of Operations for the Three and Nine Months Ended
           March 31, 2001 and 2000                                                       2

        Statements of Cash Flows for the Nine Months Ended
           March 31, 2001 and 2000                                                       3

        Notes to Financial Statements                                                    4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                        8

PART II -- OTHER INFORMATION                                                            11

SIGNATURES                                                                              12

INDEX TO EXHIBITS                                                                       13

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS

                                     ASSETS

                                                                MARCH 31, 2001
                                                                 (UNAUDITED)    JUNE 30, 2000
                                                                --------------- --------------
                                                                        (in thousands)
CURRENT ASSETS:
  Cash and equivalents                                             $  8,241       $    789
  Receivables, net of allowance of $135 and $15, respectively         9,913          3,541
  Inventories                                                         4,822          3,729
  Prepaid expenses                                                      281             83
                                                                   --------       --------
    Total current assets                                             23,257          8,142
                                                                   --------       --------
PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                              1,892          1,562
  Equipment                                                           4,132          3,935
  Leasehold improvements                                                425            421
  Accumulated depreciation                                           (5,179)        (4,446)
                                                                   --------       --------
    Total property and equipment                                      1,270          1,472

OTHER ASSETS                                                            812          1,118
                                                                   --------       --------
TOTAL ASSETS                                                       $ 25,339       $ 10,732
                                                                   ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $  6,234       $  2,785
  Accrued expenses                                                    1,929          1,194
  Customer deposits                                                   8,733            855
  Litigation settlement obligation                                    2,010              -
                                                                   --------       --------
    Total current liabilities                                        18,906          4,834
                                                                   --------       --------
LITIGATION SETTLEMENT OBLIGATION                                          -          2,010

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                4,948          4,948

STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock, $.01 par value, 50 million shares
    authorized, 9.3 million and 8.9 million shares issued
    and outstanding, respectively                                        93             89
  Additional paid-in capital                                         20,918         19,904
  Deferred compensation, net                                           (959)             -
  Accumulated deficit                                               (18,567)       (21,053)
                                                                   --------       --------
    Total stockholders' equity (deficit)                              1,485         (1,060)
                                                                   --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 25,339       $ 10,732
                                                                   ========       ========

      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  MARCH 31,                      MARCH 31,
                                           -----------------------       ----------------------
                                             2001          2000            2001         2000
                                           ----------    ---------       ---------   ----------
                                                      (in thousands except per share data)
NET REVENUES                               $ 17,465      $  2,202       $ 30,425      $ 13,793

COST OF REVENUES                             11,180           811         19,413         6,381

                                           --------      --------       --------      --------
GROSS PROFIT                                  6,285         1,391         11,012         7,412
                                           --------      --------       --------      --------
OPERATING EXPENSES:
  Research and development                    1,233         1,335          3,348         3,867
  Selling, general and administrative         2,530         1,222          5,271         3,949
                                           --------       --------      --------      --------
    Total operating expenses                  3,763         2,557          8,619         7,816
                                           --------       --------      --------      --------
INCOME (LOSS) FROM OPERATIONS                 2,522        (1,166)         2,393          (404)

OTHER INCOME                                     74            25             93            77
                                           --------      --------       --------      --------
NET INCOME (LOSS)                          $  2,596      $ (1,141)      $  2,486      $   (327)
                                           ========      ========       ========      ========
NET INCOME (LOSS) PER SHARE - BASIC        $    .29      $   (.13)      $    .28      $   (.04)
                                           ========      ========       ========      ========
NET INCOME (LOSS) PER SHARE - DILUTED      $    .25      $   (.13)      $    .24      $   (.04)
                                           ========      ========       ========      ========

        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ---------     ----------
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $ 2,486       $  (327)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                   1,179         1,417
      Changes in assets and liabilities:
         Receivables                                                 (6,372)       (1,202)
         Inventories                                                 (1,093)        1,353
         Prepaid expenses                                              (198)          163
         Accounts payable and accrued expenses                        4,184        (1,429)
         Customer deposits                                            7,878        (4,098)
                                                                    -------       -------
             Net cash from operating activities                       8,064        (4,123)
                                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (649)         (686)
   Capitalized software costs                                             -          (257)
   Other, net                                                            (6)          (12)
                                                                    -------       -------
             Net cash from investing activities                        (655)         (955)
                                                                    -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                43             -
                                                                    -------       -------
             Net cash from financing activities                          43             -
                                                                    -------       -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       7,452        (5,078)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             789         5,949
                                                                    -------       -------
CASH AND EQUIVALENTS AT END OF PERIOD                               $ 8,241       $   871
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

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year or future periods.

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

        Included in accounts receivable at June 30, 2000 are unbilled receivables of $1.0 million. The Company did not have any unbilled receivables at March 31, 2001. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date but are recoverable as billings are made in accordance with the contract terms.

3. Inventories

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                               MARCH 30,   JUNE 30,
                                  2001      2000
                               ---------   --------
                                  (in thousands)
        Raw Materials          $2,615      $1,809
        Work-in-progress          171         110
        Finished Goods          2,036       1,810
                               ------      ------
        Total inventories      $4,822      $3,729
                               ------      ------

4. Capitalized Software

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization, were $479,000 and $745,000 at March 31, 2001 and June 30, 2000, respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the products become commercially feasible. All research and development costs, including the costs to establish technological feasibility, are expensed as incurred.

5. Income Taxes

        At March 31, 2001, the Company had cumulative net operating losses of approximately $15.1 million that are available to offset future taxable income through 2020. The Company has provided a valuation allowance for the entire amount of the benefit related to these net operating loss carryforwards as realizability is uncertain. Deferred tax liabilities were insignificant as of March 31, 2001 and June 30, 2000.

6. Commitments and Contingencies

        Two related lawsuits have been filed in the U.S. District Court that allege violation of the federal securities laws by the Company and its executive officers. Those suits were consolidated into one combined action that received class certification for a class consisting of the purchasers of the Company's Common Stock during the period from March 26, 1997 to December 11, 1997. The defense of this suit was tendered to and accepted by the Company's directors' and officers' insurance carrier subject to a $1.0 million insurance policy. In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation, subject to final documentation and approval by the Court. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. Under the terms of the settlement, the Company could elect to make cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company's Common Stock at $2.50 per share. In April 2001, the Company selected the cash payment option.

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

        The defense of this suit with Anchor had been tendered to and was accepted by the Company's former professional errors and omissions insurance carrier. In April 2000, the Company's former insurance carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition or results of operations.

        In the second action regarding the WOG patents, now pending in U.S. District Court for the District of Nevada, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys' fees.

        Four related lawsuits resulting from the Company's efforts to enforce its patent rights or third parties' efforts to challenge the Company's patent rights, have been settled or adjudicated. The four suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems ("CDS"), Sunset Station Hotel and Casino and New York-New York Hotel and Casino, respectively, were dismissed with prejudice. As part of its settlement with CDS resolving all claims brought by and against the Company, the Company agreed to make a net payment of $200,000 to CDS. The claims against the Company brought by Mikohn Gaming Corp. ("Mikohn") were dropped, and in March 2001 a jury validated four of the Company's patents and found that Mikohn had infringed two of the Company's patents. The Company was awarded damages against Mikohn in the amount of $1.5 million. Mikohn has filed post-trial motions seeking a judgment as a matter of law in the litigation. Those motions are still pending

        In a separate but related action, the Company has filed suit against its former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by Mikohn. In January 2001, the Company reached a settlement with the former insurance carrier and received a $200,000 reimbursement of defense costs. In addition, in May 2000, the Company filed suit, now pending in U.S. District Court for the District of Nevada, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by CDS. In June 2000, the insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition or results of operations.

        The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

        On March 12, 2001, the Company entered into an oral employment arrangement with its Chief Executive Officer that sets forth certain employment terms through June 30, 2005 that include base salary and bonus targets, a restricted stock grant and the cancellation of options to purchase the Company's Common Stock. The Company expects to enter into a definitive written employment agreement with Mr. Glisson during the Company's fourth fiscal quarter.

7. Per Share Computation

        The Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding is used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive.

                                                                          FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                             ENDED MARCH 31,                 ENDED MARCH 31,
                                                                        ------------------------      -------------------------
                                                                           2001          2000            2001           2000
                                                                        ---------     ----------      ----------     ----------
                                                                                 (in thousands except per share data)
Net income (loss) allocable to common stockholders                      $  2,596       $ (1,141)      $  2,486       $   (327)
                                                                        ========      =========      =========      =========
Weighted average number of shares of common stock and common stock equivalents outstanding:

   Weighted average number of common shares
   outstanding for computing basic earnings per share                      9,009          8,913          8,940          8,913

   Dilutive effect of warrants and employee stock
   options after application of the treasury
   stock method                                                              262             --            187             --

   Dilutive effect of redeemable convertible
   preferred stock after application of the
   if-converted method                                                     1,291             --          1,291             --
                                                                        ========      =========      =========      =========
   Weighted average number of common shares
   outstanding for computing diluted earnings per
   share                                                                  10,562          8,913         10,418          8,913
                                                                        ========      =========      =========      =========
                                                                        --------      ---------      ---------      ---------
Earnings (loss) per share - basic                                       $    .29       $   (.13)      $    .28       $   (.04)
                                                                        ========      =========      =========      =========
                                                                        --------      ---------      ---------      ---------
Earnings (loss) per share - diluted                                     $    .25       $   (.13)      $    .24       $   (.04)
                                                                        ========      =========      =========      =========


        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                 FOR THE THREE        FOR THE NINE MONTHS
                                             MONTHS ENDED MARCH 31,     ENDED MARCH 31,
                                             ----------------------  ----------------------
                                                2001       2000        2001        2000
                                             ----------  ----------  ----------  ----------
                                                            (in thousands)
Warrants and employee stock options               419      1,506        465      1,506

Redeemable convertible preferred stock, if
converted, assuming conversion at rates in
effect at each respective period end               --      2,228         --      2,228


        The Stock Purchase Agreement between International Game Technology ("IGT") and the Company pursuant to which IGT purchased 519,481 shares of Redeemable Convertible Preferred Stock (the "Preferred Stock") restricts IGT's ownership of the Company's Common Stock. Without the consent of the Company, IGT may not own more than 20 percent of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Preferred Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Preferred Stock as well as limiting IGT's rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Preferred Stock may be converted. At March 31, 2001, this provision has no effect because a conversion of the Preferred Stock, at rates in effect on that date, would result in an amount of Common Stock that is less than 20 percent of the then-outstanding Common Stock. If there were no limit on IGT's right to convert shares of Preferred Stock into Common Stock, as of March 31, 2000, the Preferred Stock could have been converted into 2,831,000 shares of common stock, or 24% of the then-outstanding common stock.

8. Deferred Compensation

        On March 12, 2001, the Company entered into an oral employment arrangement with Mr. Floyd Glisson, the Company's Chief Executive Officer that included the cancellation of Mr. Glisson's options to purchase 300,000 shares of the Company's Common Stock and a grant of 300,000 shares of the Company's Common Stock. These shares are subject to repurchase by the Company, but the Company's repurchase right will terminate as to 150,000 shares on each of June 30, 2003 and June 30, 2005. Based on the market price of the Company's Common Stock on March 12, 2001, the grant date of the shares, the Company recorded a deferred compensation charge of $975,000 that will be amortized on a straight-line basis over the periods during which the Company has a right to repurchase the shares. The certificates representing these shares will be issued upon execution of a definitive written employment agreement between the Company and Mr. Glisson.


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

RESULTS OF OPERATIONS

        The Company's net revenues for the three months ended March 31, 2001 were $17.5 million versus net revenues of $2.2 million during the three months ended March 31, 2000. The Company's revenues can fluctuate significantly based on the timing of the delivery of orders. Net revenues for the current quarter were primarily from Acres Advantage(TM) products for properties operated by Station Casinos, Inc., MGM MIRAGE and Native American casinos in California. In the prior year quarter, revenues were primarily from Acres Advantage products for Crown Casino in Australia.

        For the nine-month period ended March 31, 2001, net revenues were $30.4 million versus $13.8 million in the same period in the prior year. Net revenues for the current nine month period were primarily from Acres Advantage(TM) products for properties operated by Station Casinos, Inc., MGM MIRAGE and Mandalay Resort Group as well as MonteCasino in South Africa and Native American casinos in California. In the first nine months of the prior fiscal year, net revenues were primarily from Acres Advantage products for MotorCity Casino, Crown Casino and Star City Casino in Sydney Australia.

        Gross profit margin was 36 percent in the current quarter versus 63 percent in the prior year quarter. For the nine-months ended March 31, 2001, gross profit margin was 36 percent versus 54 percent for the same period of fiscal year 2000. Gross profit margins decreased primarily due to differences in mix of products sold. Although the Company has incurred additional expenses associated with increases in the Company's customer service and support staff through hiring of new personnel and shifting efforts of certain employees from development activities to customer support activities, these expenses have remained generally consistent as a percentage of revenue.

        Net operating expenses were $3.8 million in the current quarter versus $2.6 million in the prior year quarter. For the nine-months ended March 31, 2001, operating expenses were $8.6 million versus $7.8 million for the same period of fiscal year 2000. These increases were the result of increased legal and professional fees, largely in connection with the recently completed patent infringement trial, reductions in amounts capitalized as software development costs and accrued bonuses partially offset by reductions related to the shift of certain employee efforts from development activities to customer support activities that are reported as cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, the Company had cash and equivalents of $8.2 million, compared to $789,000 as of June 30, 2000. The Company invests its cash in highly liquid marketable securities with a maturity of three months or less at the date of purchase. The Company does not invest in market risk sensitive instruments, except that it did enter into forward exchange contracts during fiscal year 2000 to manage well-defined foreign currency risk related to a sale in Australia.

        The Company does not have any debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. As of March 31, 2001, the Company was in compliance with all debt covenants.

        At March 31, 2001, the Company had collected $8.7 million of customer deposits against its order backlog of $31.2 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific installations. Products are generally delivered within one year of receipt of an order depending on the nature of the order and the products being delivered. The Company expects the majority of its backlog to be delivered in the fourth quarter of fiscal year 2001 and the first half of fiscal year 2002. The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected, in the near term, by the receipt or loss of any one order.

        The Company believes that it can complete the deliveries and installations comprising its order backlog and obtain and complete enough additional sales to provide sufficient operating cash flow for fiscal year 2001. Failure to successfully deliver the products comprising the order backlog, failure to obtain additional orders or failure to subsequently collect the resulting revenues could have a material adverse effect on the Company's liquidity. The Company has the ability to reduce operating expenses by reducing staffing and other expenses.

        During the nine-month period ended March 31, 2001, the Company's operations, net of non-cash items, provided $3.7 million of cash. Collections of advance deposits provided a net increase of $7.9 million in cash as a result of an increase in orders taken during the nine-month period ended March 31, 2001. Increases in cash were also provided by a $4.2 million increase in accounts payable. These increases in cash were partially offset by a $6.4 million increase in accounts receivable and a $1.1 million increase in inventory. During the first nine months of fiscal 2001, the Company made capital expenditures of $649,000.

        The Company's principal sources of liquidity have been net proceeds of $7.2 million from its initial public offering in November 1993, $6.2 million from the exercise of the redeemable warrants in October 1996 and $4.9 million from the issuance of 519,481 shares of Series A Convertible Preferred Stock to IGT in January 1997.

FOREIGN CURRENCY EXCHANGE RATE RISK

        The Company only enters into derivative instruments to manage well-defined foreign currency risks. In the past, the Company has entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts will be substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. No foreign exchange contracts were held as of March 31, 2001.

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

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Four related lawsuits resulting from the Company's efforts to enforce its patent rights or third parties' efforts to challenge the Company's patent rights, have been settled or adjudicated. The four suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and CDS, Sunset Station Hotel and Casino and New York-New York Hotel and Casino, respectively, were dismissed with prejudice. As part of its settlement with CDS resolving all claims brought by and against the Company, the Company agreed to make a net payment of $200,000 to CDS. The claims against the Company brought by Mikohn were dropped, and in March 2001 a jury validated four of the Company's patents and found that Mikohn had infringed two of the Company's patents. The Company was awarded damages against Mikohn in the amount of $1.5 million. Mikohn has filed post-trial motions seeking a judgment as a matter of law in the litigation. Those motions are still pending.

        The Company has settled two related class action lawsuits filed in the U.S. District Court for the District of Nevada alleging violation of certain federal securities laws by the Company and its executive officers. The class consisted of purchasers of the Company's Common Stock during the period from March 26, 1997 to December 11, 1997. Under the terms of the settlement, the Company could elect to make cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company's Common Stock at $2.50 per share. In April 2001, the Company selected the cash payment option.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on February 21, 2001. The following actions were taken at the meeting:

        Election of Directors. Floyd W. Glisson, Ronald G. Bennett, Robert W. Brown, Roger B. Hammock and David R. Willensky were elected to serve as directors for a term of one year with the holders of shares voting as follows:

                                                                     WITHHOLD
                                  DIRECTOR          VOTES FOR       AUTHORITY
                            ------------------     -------------   -------------
                            Floyd W. Glisson          7,157,640          32,336
                            Ronald G. Bennett         7,161,040          28,936
                            Robert W. Brown           7,162,640          27,336
                            Roger B. Hammock          7,161,140          28,836
                            David R. Willensky        7,161,140          28,836

        Ratification of Appointment of Arthur Andersen LLP as Independent Public Accountants. The Board of Directors' appointment of Arthur Andersen as independent public accountants was ratified. The holders of 7,160,152 shares voted FOR the ratification, holders of 23,724 shares voted AGAINST and holders of 6,100 shares ABSTAINED.

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

                                   ACRES GAMING INCORPORATED
                                         (Registrant)

Date: May 14, 2001                 By  /s/ Reed M. Alewel
                                       -----------------------------------------
                                   Reed M. Alewel
                                   Senior Vice President, Chief Financial
                                   Officer, Treasurer and Secretary
                                   (authorized officer and principal financial
                                   and chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NO.                 DESCRIPTION
-------             -----------
  3.1     Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

  3.2     Bylaws of Acres Gaming Incorporated, as amended(2)

 10.1     Equipment Sale Agreement dated February 14, 2001 between AGI Distribution,
          Inc. and Acres Gaming Incorporated and Station Casinos, Inc. and
          Station's affiliates.(3)


+10.2     Key terms of an oral employment arrangement between Acres Gaming Incorporated and Floyd W. Glisson.

---------------------
+ Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(3) Certain portions of this exhibit have been omitted and filed separately with the Commission based on a request for confidential treatment.