Form 10-K405
period 2001-06-30
ACRES GAMING INC
filed 2001-09-28
CIK 912601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended June 30, 2001

(Commission File No.) 0-22498

ACRES GAMING INCORPORATED
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0206560 (I.R.S. Employer Identification No.)

7115 Amigo, Suite 150, Las Vegas, Nevada 89119
(Address of principal executive offices)

Registrant’s telephone number, including area code:

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

Yes   [X]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 2001 was $24,961,894. For purposes of this computation, all executive officers and directors of the Registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of August 31, 2001 was 9,272,731 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company’s Proxy Statement to be filed in connection with the Company’s 2001 Annual Meeting of Stockholders to be held December 12, 2001.

PART I
ITEM 1. BUSINESS
General
The Market
Products
Research and Development
Customers
Marketing
Production and Manufacturing
Patents
Competition
Government Regulation
Employees
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF REGISTRANT
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.14
EXHIBIT 21.1
EXHIBIT 23.1

PART I

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Operating Results” below. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

ITEM 1. BUSINESS

General

     The Company develops, manufactures and markets electronic equipment and software for the casino gaming industry. Many of the Company’s products are based on its proprietary Acres Bonusing Technology™ and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

     Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking, table game management and visual analysis modules that may be purchased and installed individually or as components of an integrated system marketed as the Acres Advantage™. The Company sells its products primarily in the United States, Australia and South Africa.

The Market

     In recent years, legalized gaming has significantly expanded in the United States. As part of this expansion, casino-style gaming has become an increasingly important component of the “leisure time” industry. The expansion resulted from the introduction of riverboat-style gaming in the Midwestern United States, the legalization of Native American casino gaming in California in March 2000, the growth of Native American casino gaming in other states and growth in the established Nevada market.

     Casino gaming has also grown rapidly worldwide, including in Australia, Canada, Europe and Africa, as well as in parts of Asia, the former Soviet Union and South America. The Company estimates that approximately 600,000 casino-style gaming machines are currently in use in the United States and that the total number in use throughout the world is significantly greater.

     The Company believes that increased competition among casinos will lead to increased demand for game promotions and entertainment enhancements of the type offered by the Company. New or expanding casinos represent a significant part of the potential market for the Company’s products. Existing casinos also represent a significant potential market as casino managers seek to maintain or improve casino profitability by employing bonusing and other promotional programs for gaming machines.

Products

     Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking, chip and currency monitoring, coinless wagering and visual analysis modules that may be purchased and installed individually or as components of an integrated system. The Company offers products primarily in two major categories:

1)	Casino-wide, fully integrated applications offered as the Acres Advantage™

2)	Bonus Games comprised of single or a linked group of traditional slot machines that activate a secondary “bonus” game when certain milestones are reached on the traditional games.

     Acres Advantage

     An Acres Advantage installation in a casino includes electronic hardware installed in the gaming machines, microprocessor-based controllers for groups of gaming machines and computers and software that gather data, operate bonuses and generate reports for casino management. The Acres Advantage is based on a Microsoft® Windows NT platform and has capacity to serve the world’s largest casinos.

     Various components of the Acres Advantage system are installed in casinos located on three continents, including installations at casinos operated by Mandalay Resort Group, MGM MIRAGE, and Station Casinos Inc., as well as other casinos located in Nevada, California, North Dakota, Australia and South Africa.

     Hardware components and software included in the Acres Advantage and the software used in many popular gaming machines that support the Acres Advantage have been approved by the Nevada Gaming Control Board and regulatory authorities for several other states, two states in Australia and the Gauteng Province in South Africa. (See “Government Regulation”).

     The Company’s hardware has been and continues to be used in conjunction with other vendors’ slot accounting and player tracking software or with a casino’s internally developed player tracking software. The Company’s standard hardware can be, and often is, installed by the customer or other vendors.

     The Acres Advantage system currently includes in machine hardware components, network components, Wizard™ slot accounting, Merlin™ graphical floor analysis, Prophet™ player tracking, Guardian™ cage, credit and pit management, Coinless Transit™ cashless wagering and Acres Bonusing™. The Company also offers its own ticket-in, ticket-out solution for printed ticket slot machine credit transfers as well as interfaces to its competitors’ ticket products, whereby the ticket data gathered by the competitor’s system is interfaced with Wizard™ slot accounting.

     Wizard Slot Accounting. Wizard slot accounting products collect play data about each gaming device. This information is transmitted to a central computer system where it is immediately available to the casino management, and where it is stored for future analysis and reporting. The equipment is configured to monitor all slot machine functions including coins deposited in the machine, coins paid out of the machine, coins available to “drop”, number of games played, jackpot occurrences and other machine functions.

     Merlin Graphical Floor Analysis. This software product provides a visual rendition of the casino’s slot accounting database, graphically projected as a map of the casino floor, which allows casino management to graphically see the numerical statistics of the casino operations. This product allows for quick recognition of the play and service activity occurring at each gaming machine on the casino floor.

     Prophet Player Tracking. This module builds upon a casino’s accounting system to gather and record information about individual players, much like an airline’s “frequent flyer” program. Each customer who elects to enroll in the casino’s “players club” is given a plastic card that uniquely identifies the player. The player inserts the card into an electronic card reader on the gaming machine and the system automatically records the player’s level of play. Casino management can use this information to provide special incentives and rewards to individual players or groups of players in order to increase player loyalty. Acres Advantage is designed to further enhance player loyalty by requiring the use of a player tracking card to qualify for certain bonuses.

     Guardian Cage, Credit and Pit Management. This product provides the ability to track and manage the casino’s cash, chips and credit vouchers for table games and the cashiers’ cage. Guardian also provides automated mechanisms for enabling players to obtain credit through online or in-house credit facilities and can use a touch screen mechanism for inputting players’ table games activity into the Prophet player tracking module.

     Coinless Transit. This product allows players club members to transfer game credits from one gaming machine to another or to a redemption kiosk at which the game credits can be cashed out. By reducing the number of cash replenishments, or machine fills, that are required when slot players cash out their winnings, this feature reduces the casino’s floor staffing expenses. Players also receive greater convenience by eliminating delays caused when machines run out of coins.

     The following bonuses and promotions are contained in the Acres Bonusing module of Acres Advantage. Customers may purchase and implement these bonuses individually or collectively.

     Xtra Credit™. This feature is used to award special incentive bonuses to players club members. With just a few keystrokes, casino personnel can establish Xtra Credit bonuses to provide incentives for players club members or to celebrate the player’s special events such as birthdays or anniversaries at the casino. Xtra Credit bonus awards can dramatically reduce the casino’s existing cash voucher mailing and redemption costs and provide a wide variety of marketing opportunities for the casino to retain customers.

     Xtra Credit may also be used by other bonus applications as an award mechanism to allow the players to redeem their points earned or bonus awards won for free games on the gaming machines. In this application of the product, an award given to the player is posted to the player’s Xtra Credit account rather than the gaming machine’s credit meter. The amount of the award is shown on the gaming machine’s player tracking display. The amount is reduced as the player uses the award to make a wager. Gaming machines that use Xtra Credit can create a substantial tax advantage for a casino over more traditional cash-based promotions in both Nevada and Mississippi, because the gaming regulators in those states have ruled that amounts wagered by the player through the use of Xtra Credits are excluded from taxable drop.

     PointPlay™. This feature allows casino players to earn points for slot play in a manner consistent with a standard player tracking system where the casino can configure the rates at which points are earned and values at which they are redeemed. PointPlay allows players to redeem their points for free games directly at the gaming machine.

     ReturnPlay™. To encourage players to return to the casino at a later date, the ReturnPlay feature awards a bonus to players that earn a predetermined number of slot club points. The ReturnPlay bonus is automatically redeemed when the player returns to the casino at a future date and inserts their players club card into the game.

     Personal Progressive®. Although the vast majority of gaming machine players never experience the excitement of winning a progressive jackpot, the Personal Progressive bonus creates an individual progressive jackpot for each players club member that only he or she can win. The Personal Progressive jackpot grows as the customer plays, which adds excitement and provides an incentive to continue to visit the casino.

     Lucky Coin®. These progressive jackpot bonuses are granted to the player inserting the “nth coin” where the frequency of “n” and the funding parameters of the bonus are established by the casino. Awards can be created that vary between small jackpots every few minutes and life-changing jackpots every few weeks. These bonuses can be applied to any number of gaming machines (from one machine to every machine in the casino) and any one gaming machine may be tied to multiple bonuses.

     Bonus Games

     The Company develops proprietary bonus games that it sells outright or, in certain cases, operates on a revenue-sharing basis. To date, revenue from these games has not been material.

     The Company recently entered into a joint development agreement with Bally Gaming, Inc. (“Bally”) to design, manufacture, market and distribute “topbox” bonus games for use in connection with the operation of one of Bally’s standard slot machines. The Company and Bally have developed three TopBox bonus games under this agreement and have received regulatory approval in Nevada and California, with approvals pending in several additional jurisdictions.

Research and Development

     The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 54 full-time employees involved in research and development as of August 31, 2001. Research and development expenses were $4.7 million, $5.1 million and $6.4 million in the years ended June 30, 2001, 2000 and 1999, respectively.

Customers

     Casinos with more than 500 gaming machines represent the principal market for Acres Advantage. Casinos of this size are generally large enough to support a professional staff capable of using the analytical and promotional tools provided by Acres Advantage. This market includes many casinos in Las Vegas, Reno and Laughlin, Nevada, and Atlantic City, New Jersey, as well as a number of Native American and riverboat casinos in various other states and a number of casinos in Australia, Canada, and South Africa.

     Sales to Station Casinos Inc. amounted to 38 percent of the Company’s net revenues in fiscal 2001. Sales to IGT for properties operated by MGM MIRAGE and others amounted to 20 percent and 3 percent of the Company’s net revenues in fiscal 2001 and 2000, respectively. Sales to MonteCasino amounted to 6 percent and 10 percent of the Company’s net revenues in fiscal 2001 and 2000, respectively. Sales to Crown Casino and Star City Casino amounted to 37 percent and 19 percent, respectively, of the Company’s net revenues in fiscal 2000. Sales to Mandalay Resort Group and its affiliates accounted for 23 percent and 51 percent of the Company’s net revenues in 2000 and 1999, respectively. The Company’s backlog of orders for its products were approximately $21.1 million, $6.7 million and $9.6 million as of June 30, 2001, 2000 and 1999, respectively. Backlog, however, may not be a meaningful indication of future sales. Sales to the Company’s customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered after several months of receipt of the order. The Company does not have any ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

     The Company’s revenues from sales to customers in the United States totaled $40.5 million, $5.8 million and $13.3 million for the years ended June 30, 2001, 2000 and 1999, respectively. The Company’s revenues from sales to customers outside the United States totaled $3.5 million, $11.2 million and $700,000 for the years ended June 30, 2001, 2000 and 1999, respectively. (See note 1 to the consolidated financial statements.)

Marketing

     The Company currently markets its products and provides service to customers from its headquarters in Las Vegas, Nevada and its office in Corvallis, Oregon.

Production and Manufacturing

     Through fiscal 1999, the Company’s manufacturing operation consisted primarily of the assembly of electronic circuit boards and cables from components purchased from third parties. In July 1999, in conjunction with the relocation of the Company’s headquarters to Las Vegas, Nevada, the Company began outsourcing almost all of the hardware components of its products. The circuit boards are manufactured and assembled to the Company’s specifications by contract manufacturers. A key component of each product is computer software that is copied onto electronic chips by contract manufacturers. The Company believes that its component parts and services can be obtained from multiple sources and therefore that it is not overly reliant on any single vendor. Company engineers conduct the development, testing and maintenance of the software.

Patents

     The Company has applied for United States and foreign patents on certain features of its product line, and may in the future apply for other United States patents and corresponding foreign patents. The following patents have been issued to the Company:

Patent Number	Issue Date	Brief Summary/Examples of Patented Features

6,257,981 5,741,183 5,702,304	7/10/01 4/21/98 12/30/97	Method and apparatus for operating networked gaming devices connected over a high-speed network whereby the gaming device reconfigures its payout schedule responsive to commands to provide a variety of promotional bonuses.
6,254,483	7/3/01	Method for controlling the cost of playing a gaming device via commands to change game speed, payback percentage or game appearance issued in response to changes in variables such as rate of play, player status and the time of the day, week or month.
6,244,958	6/12/01	Method for providing non-cashable credits to a gaming device over a networked computer system.
6,231,445	5/15/01	Method of awarding bonuses over a network of gaming devices whereby reel combinations are matched against a predetermined “winning” combination and a bonus is paid for any matches. Additionally, the bonus amount won may be decremented over the bonus period such that a bonus won at the beginning of the period is greater than one won at the end of the period.
6,162,122 6,043,615 5,854,542	12/19/00 3/28/00 12/29/98	Method and apparatus covering backlit bezels for card readers used in gaming systems. Method and apparatus for signaling promotional operation of a gaming device by flashing and dimming existing fluorescent lamps.
6,008,784	12/28/99	Electronic display with a curved face.
5,876,284	3/2/99	Method and apparatus for implementing a multiple jackpot time bonus.
5,836,817	11/17/98	Method and apparatus covering a variety of networked bonusing systems.
5,820,459	10/13/98
5,752,882	5/19/98
5,655,961	8/12/97

     The Company has also been issued 13 foreign patents, related to method and apparatus covering a variety of networked bonusing systems.

     No assurance can be given that any patents that are applied for will be issued or, if issued, will provide any significant competitive advantage to the Company. In addition, the Company has a variety of other intellectual property that it treats as trade secrets. The Company takes reasonable steps to protect its intellectual property but it is possible that others may make unauthorized use of such intellectual property and the Company may or may not be able to prevent such use. (See “Legal Proceedings”).

Competition

     The Company primarily competes in the market for casino management systems. The Company’s primary competitors in this market include IGT, Bally, Casino Data Systems, Aristocrat and Advanced Casino Systems Corporation. Most, if not all of these competitors have financial and other resources that are greater than those of the Company, and most of them have the additional competitive advantage of being able to sell their system products to their existing gaming machine customers. In addition, most of these competitors offer products that directly compete with the functionality of each of the Company’s Acres Advantage products. Bally competes with the Company primarily on slot monitoring hardware and software. The Company has several additional competitors, some of which have financial and other resources that are greater than those of the Company, that sell products that compete with portions of the Company’s Acres Advantage product line.

     The Company’s bonus game product line competes with the products of major gaming machine manufacturers and resellers including Anchor, Aristocrat, Bally, Casino Data Systems, IGT, Konami and Williams Gaming Inc. Each of these competitors has financial and other resources that are greater than those of the Company. IGT has a dominant position in the gaming machine market. Several smaller competitors, some of which have financial and other resources that are greater than those of the Company, also offer games that compete with the Company’s bonus game product line.

     The Company believes that its products compete principally on the basis of functionality, price and service. The Company believes that its proprietary, patented Acres Bonusing Technology provides a competitive advantage and that none of its competitors have the number of bonusing products available from the Company.

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

     Regulation of Products

     The Company has complied with the approval process and has either been issued a license, temporary license, certificate, approval or other permit allowing it to sell its products in Arizona, California, Colorado, Connecticut, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, North Dakota, Wisconsin, Victoria and New South Wales, Australia and Gauteng Province, South Africa. Not all of the Company’s products have been approved for sale in all jurisdictions. In most jurisdictions, a model of the gaming equipment that the Company seeks to place in operation must be submitted for testing by an approved testing laboratory prior to use in any gaming operation. To obtain such approval, the Company must submit, at its expense, each model of its equipment to the specified laboratory for testing, examination and analysis. Upon completion of the testing, the laboratory submits a report of its findings and conclusions to the applicable gaming authority, together with any recommendations for modifications to the equipment or the addition of equipment or devices to such gaming equipment.

     The Company intends to seek approval of its products for use in any other jurisdiction in which a sale arises. Failure of the Company to obtain approval for the use of its products by a gaming licensee in a jurisdiction would prevent the use of such products at the licensee’s location and also will prevent any other gaming licensee within that jurisdiction from using the products until the appropriate approvals have been obtained or requirements complied with.

     Corporate Regulation

          Nevada

     The manufacture, sale and distribution of gaming devices are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”); and (ii) various local regulation. Generally, gaming activities may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), and appropriate county and municipal licensing agencies. The Nevada Commission, the Nevada Board and the various county and municipal licensing agencies are collectively referred to as the “Nevada Gaming Authorities”.

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

     On December 21, 1995, the Nevada Commission registered the Company as a publicly traded corporation (“Registered Corporation”) and granted manufacturer’s and distributor’s licenses to the Company’s wholly-owned subsidiary, AGI Distribution, Inc. (“AGID”), a Nevada corporation. The Commission also granted AGID a nonrestricted license as the operator of a slot machine route (“Slot Route License”). As a Registered Corporation, the Company is required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require.

     AGID’s manufacturer’s, distributor’s and Slot Route Licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, AGID without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and AGID have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

     Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an “institutional investor”, as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company’s voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

     The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company’s stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

     Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board and, thereafter, maintain a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

          Other Jurisdictions

     Other jurisdictions in which the Company’s products are sold or used require various licenses, permits and approvals in connection with such sale or use, typically involving restrictions similar in most respects to those of Nevada. The Company has complied with the approval process for use of the products it has sold in these other jurisdictions, including the receipt of manufacturer and distributor licenses, permits or certificates in each such state. Not all of the Company’s products have been approved for sale in all jurisdictions. No assurances can be given that such required licenses, permits, certificates or approvals will be given or renewed in the future.

Employees

     At August 31, 2001, the Company had 121 full-time employees of whom 54 were involved in research and development, 35 in customer service and support, 8 in material control, 7 in sales and marketing and 17 in administration and management. None of the Company’s employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

ITEM 2. PROPERTIES

     In July 1999, the Company’s administrative headquarters was relocated and combined with the Company’s sales, marketing, customer service and new product development office in Las Vegas, Nevada at 7115 Amigo Street, Suite 150, Las Vegas, Nevada. This facility encompasses approximately 31,500 square feet. The lease commenced on June 15, 1998 and will expire on June 15, 2003. The base rent is approximately $39,000 per month, plus $7,000 per month for property taxes, building insurance and common area maintenance. In July 2001, the Company entered into an agreement increasing its office space by leasing approximately 7,000 square feet contiguous to its existing office space. The lease commenced on July 30, 2001 and will expire on April 26, 2003. The base rent for the additional office space is approximately $10,000 per month, plus $1,000 per month for property taxes, building insurance and common area maintenance.

     In September 1999, the Company’s leased facility at 815 N.W. Ninth Street, Corvallis, Oregon was reduced to approximately 11,000 square feet from approximately 39,000 square feet. The new lease commenced on September 1, 1999 and will expire on February 28, 2002. The base rent for the total facility is approximately $15,000 per month, which includes property taxes, building insurance and common area maintenance.

     The Company owns manufacturing and engineering equipment that it uses in its assembly operations and research and development efforts. Such equipment is available from a variety of sources and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS

     Two related lawsuits were filed in the U.S. District Court alleging violation of the federal securities laws by the Company and its executive officers. Those suits were consolidated into one combined action that received class certification for a class consisting of the purchasers of the Company’s Common Stock during the period from March 26, 1997 to December 11, 1997. In September 2000, the Company and the plaintiffs agreed to settle the litigation. Under the terms of the settlement, the Company became obligated to pay $435,000 and could elect to make additional cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company’s Common Stock at $2.50 per share, valued at $1.6 million. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option.

     Two lawsuits have been filed regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that have been assigned to Anchor Gaming (“Anchor”). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company’s supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney’s fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. Discovery in the lawsuit is formally closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company’s financial condition and results of operations.

     The defense of this suit with Anchor was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. Summary judgment motions have been filed by both parties and are pending. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition or results of operations.

     In the second action regarding the WOG patents, now pending in U.S. District Court for the District of Oregon, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture (collectively, “Anchor”) alleging that Anchor wrongfully used the Company’s intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company’s technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys’ fees. The lawsuit has been stayed pending resolution of the first Anchor lawsuit.

     A series of related lawsuits resulting from the Company’s efforts to enforce its patent rights or third parties’ efforts to challenge the Company’s patent rights, have been settled or adjudicated. The suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems (“CDS”) and Sunset Station Hotel and Casino, respectively, were dismissed with prejudice. In March 2001 a jury validated four of the Company’s patents and found that Mikohn had infringed two of the Company’s patents. The Company was awarded damages against Mikohn by a jury in the amount of $1.5 million. The Court denied Mikohn’s post-trial motions to overturn the jury verdict and ruled that the Company is entitled to recover additional damages for Mikohn’s infringement after June 1999. Mikohn has filed a notice of appeal.

     In a separate but related action, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by Mikohn. In January 2001, the Company reached a settlement with the former insurance carrier and received a $200,000 reimbursement of defense costs. In May 2000, the Company filed suit, now pending in U.S. District Court for the District of Nevada, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by CDS. In June 2000, this insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. Summary judgment motions have been filed by both parties and are pending. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition or results of operations.

     The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2001.

EXECUTIVE OFFICERS OF REGISTRANT

     As of September 27, 2001, the executive officers of the Company were as set forth below:

			Executive
Name	Age	Positions and Offices	Officer Since

Floyd W. Glisson	54	Chairman and Chief Executive Officer	1998

Richard J. Schneider	44	President and Chief Operating Officer	1999

Patrick W. Cavanaugh	41	Senior Vice President and Chief Financial Officer	2001

Reed M. Alewel	37	Senior Vice President — Sales, Treasurer and Secretary	1999

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

     Richard J. Schneider has served the Company as President since April 2000, and as Chief Operating Officer since July 1999. Mr. Schneider served as Vice President from July 1999 to April 2000 and as Vice President of Game Development from December 1997 until July 1999. From September 1995 to December 1997, Mr. Schneider was the vice president of game engineering for Casino Data Systems, a designer and manufacturer of casino management information systems. From 1992 to 1995, Mr. Schneider was the director of engineering for United Coin Machine Company, the largest slot machine route operator in Nevada.

     Patrick W. Cavanaugh joined the Company in September 2001 as Senior Vice President and Chief Financial Officer. From January 1997 until joining the Company, Mr. Cavanaugh was chief financial officer and treasurer of Oasis Technologies, Inc., a company that produces networked gaming systems. From 1993 to 1996, Mr. Cavanaugh served as chief financial officer and treasurer of Casino Data Systems, a designer and manufacturer of casino management information systems. Prior to, Mr. Cavanaugh served in positions of increasing responsibility with the international accounting firm of KPMG, most recently as audit senior manager. Mr. Cavanaugh is a Certified Public Accountant.

     Reed M. Alewel, has served the Company as Senior Vice President of Sales since May 2001, as Secretary since November 1999, and as Treasurer since July 1999. Mr. Alewel served as Senior Vice President from July 2000 to May 2001, as Chief Financial Officer and Assistant Secretary from July 1999 to May 2001, as Vice President from July 1999 to July 2000, and as the Company’s Controller from October 1996 to July 1999. Mr. Alewel was the manager of financial planning and analysis for the American Italian Pasta Company, a food manufacturing company, from May 1992 to October 1996. Mr. Alewel is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock trades on the Nasdaq SmallCap Market under the symbol “AGAM”. The following table sets forth, for the periods indicated, the range of high, low and end of period market prices for the Company’s common stock as reported by the Nasdaq SmallCap Market.

	Market Price per Share

	Low	High	End of Period

FISCAL YEAR ENDED JUNE 30, 2001:
First quarter	$1.38	$3.00	$1.69
Second quarter	1.13	2.38	2.13
Third quarter	1.50	6.75	6.25
Fourth quarter	4.30	7.25	4.96
FISCAL YEAR ENDED JUNE 30, 2000:
First quarter	$1.44	$2.19	$1.50
Second quarter	.88	1.56	.91
Third quarter	.91	2.88	1.63
Fourth quarter	.88	1.94	1.75

     The Company estimates that there are approximately 3,084 beneficial owners of the Company’s common stock.

     The Company has never paid or declared any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information concerning the Company and should be read in conjunction with the audited financial statements and notes included in “Financial Statements and Supplementary Data”.

	Years Ended June 30,

	2001	2000		1999		1998		1997

	(in thousands except per share data)
Statements of Operations Data:
Net revenues	$44,053	$17,002		$13,972		$17,573		$20,455
Gross profit	15,811	8,593		5,719		6,623		10,902
Income (loss) from operations	3,992	(2,231)		(7,248	)(2)	(4,660	)(3)	1,425
Net income (loss)	4,169	(4,159	)(1)	(6,988	)(2)	(4,177	)(3)	1,798
Net income (loss) per common share-basic	$.47	$(.47	)(1)	$(.79	)(2)	$(.48	)(3)	$.21
Net income (loss) per common share-diluted	$.41	$(.47	)(1)	$(.79	)(2)	$(.48	)(3)	$.20

(1)	During 2000, the Company recorded a charge of $2.0 million ($.23 per share) for the settlement of the shareholder litigation.

(2)	During 1999, the Company recorded a non-recurring charge of $400,000 ($.04 per share) for the costs of the Company’s relocation of its headquarters to Las Vegas, Nevada.

(3)	During 1998, the Company recorded a non-recurring charge of $745,000 ($.08 per share) for the costs of the Company’s change in business focus to the Acres Bonusing and bonus game product lines.

	As of June 30,

	2001	2000	1999	1998	1997

	(in thousands)
Balance Sheet Data:
Working capital	$6,150	$3,308	$4,649	$12,091	$16,474
Total assets	22,229	10,732	16,097	17,194	21,323
Current liabilities	14,005	4,834	8,050	2,435	2,545
Long-term debt	—	—	—	—	—
Redeemable convertible preferred stock	4,948	4,948	4,948	4,948	4,948
Stockholders’ equity (deficit)	3,276	(1,060)	3,099	9,811	13,830

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company develops, manufactures and markets electronic equipment and software for the casino gaming industry. Many of the Company’s products are based on its proprietary Acres Bonusing Technology™ and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

     The Company’s financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Historically, three or fewer customers have accounted for more than 65 percent of annual revenues. (See “Business — Customers” and “Factors That May Affect Our Future Operating Results”).

Results of Operations

     Comparison of the Years Ended June 30, 2001 and 2000

     The Company’s net revenues during the year ended June 30, 2001 were $44.1 million, an increase of $27.1 million over the prior year’s revenues of $17.0 million. The increase in revenues is primarily attributable to increased sales to large, multi-casino operators as opposed to sales to individual casino operators. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues in fiscal 2001 were primarily comprised of Acres Advantage sales to IGT for installations at MGM MIRAGE casinos, Station Casino Inc., a multi-casino operator, seven other domestic casinos and two international casinos. Revenues in fiscal 2000 were primarily comprised of Acres Advantage sales to one domestic casino and three international casinos.

     Component materials purchased primarily from computer and electronics vendors comprised 76 percent of the cost of revenues in fiscal 2001 and 50 percent in fiscal 2000. Manufacturing, procurement, software customization, service and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold. Revenues in fiscal 2001 included a greater percentage of hardware sales, resulting in materials comprising a higher percentage of cost of revenues.

     Gross profit margin decreased to 36% in fiscal 2001 from 51% in fiscal 2000. This decrease resulted primarily from changes in the mix of products sold. Revenues in fiscal 2001 included a greater percentage of hardware sales, which typically have lower gross profit margins than software sales, and included a greater number of quantity discounts to large customers as compared to fiscal 2000.

     The Company’s research and development expenses decreased to $4.7 million in fiscal 2001, from $5.1 million in fiscal 2000. This decrease resulted primarily from a reduction in depreciation and amortization and the reallocation of engineering resources between research and development and installation and service, which are classified as cost of goods sold. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage and develop additional bonus games.

     Selling, general and administrative costs increased to $7.1 million in fiscal 2001 from $5.7 million in the prior year. This increase resulted primarily from incentive bonuses to employees and an increase in occupancy, compliance and personnel recruiting expenses to support the significant increase in revenue and expanded customer base.

     In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation. Under the terms of the settlement, the Company became obligated to pay $435,000 and could elect to make additional cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company’s Common Stock at $2.50 per share, valued at $1.6 million. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option.

     Other income, primarily comprised of interest income, increased by $95,000 as a result of increased balances of invested cash and equivalents.

     The Company has cumulative net operating losses of approximately $12.8 million available to offset future taxable income through 2020. The full realizability of these net operating loss carryforwards is uncertain and the Company has provided a valuation allowance for the entire amount. Accordingly, no income tax benefit was recorded for the year ended June 30, 2000. Net operating loss carryforwards are expected to be utilized to reduce any taxable income in fiscal 2001, and therefore no income tax provision has been recorded for the year ended June 30, 2001. Net income for the year ended June 30, 2001 was $4.2 million ($0.41 per share) compared to a net loss of $4.2 million ($0.47 per share) for the year ended June 30, 2000.

     Comparison of the Years Ended June 30, 2000 and 1999

     The Company’s net revenues during the year ended June 30, 2000 were $17.0 million, an increase of $3.0 million over the prior year’s revenues of $14.0 million. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues in fiscal 2000 were primarily comprised of Acres Advantage sales to one domestic casino and three international casinos. Revenues in fiscal 1999 were primarily comprised of sales of hardware and software components to IGT and sales of Acres Advantage to one domestic casino.

     Component materials purchased primarily from computer and electronics vendors comprised 50 percent of the cost of revenues in fiscal 2000 and 55 percent in fiscal 1999. Manufacturing, procurement, software customization, service and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold.

     Gross profit margin improved to 51% in fiscal 2000 from 41% in fiscal 1999. This increase was primarily the result of changes in the mix of products sold and the absorption of certain fixed manufacturing and service costs over a higher sales volume.

     The Company’s research and development expenses decreased to $5.1 million in fiscal 2000, from $6.4 million in fiscal 1999. Reductions in staffing generated $1.4 million in research and development expense savings. These savings were partially offset by a $408,000 reduction in amounts capitalized as software development costs. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage and develop additional bonus games.

     Selling, general and administrative costs decreased to $5.7 million in fiscal 2000 from $6.1 million in fiscal 1999. Reductions in staffing generated $808,000 in selling, general and administrative expense savings. These savings were partially offset by a $212,000 increase in legal costs.

     Operating expenses in fiscal 1999 include a non-recurring charge of $400,000 ($.04 per share) related to the Company’s relocation of its headquarters to Las Vegas, Nevada.

     In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation. Under the terms of the settlement, the Company became obligated to pay $435,000 and could elect to make additional cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company’s Common Stock at $2.50 per share, valued at $1.6 million. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option.

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

Liquidity and Capital Resources

     As of June 30, 2001, the Company had cash and equivalents of $12.0 million, compared to $789,000 as of June 30, 2000. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase.

     IGT owns 519,481 shares of the Company’s Series A Convertible Preferred Stock. IGT and the Company each has the right to cause the Company to redeem such shares for a price equal to the original purchase price of the shares, which was approximately $5.0 million, plus any declared but unpaid dividends on or after the earlier of January 28, 2002 or when the Company’s major common stockholder reduces his ownership to fewer than 1 million shares of the Company’s common stock. If the Company redeems the Series A Stock, such redemption could have a material adverse effect on the Company’s liquidity. The Company has no present intention to call the Series A Stock for redemption, nor does the Company have any information concerning whether or when IGT intends to cause the Company to redeem the Series A Stock.

     The Company has no debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. The revolving credit facility contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. As of June 30, 2001, the Company had no borrowings outstanding and was in compliance with all financial covenants.

     At June 30, 2001, the Company had collected $6.7 million in advance deposits against its order backlog of approximately $21.1 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered several months after the receipt of an order. The Company does not have any material ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

     Under the settlement agreement with respect to its shareholder litigation, the Company is obligated to pay $2.3 million in cash, of which $225,000 has already been paid as of June 30, 2001. The remaining $2.0 million is payable by January 31, 2002. The company believes that these payments will not have a material adverse effect on the Company’s liquidity.

     The Company believes that it can complete the deliveries and installations comprising its order backlog, and obtain and complete enough additional sales to provide sufficient operating cash flow for fiscal 2002. Failure to successfully deliver the products comprising the order backlog, failure to obtain additional orders or failure to subsequently collect the resulting revenues could have a material adverse affect on the Company’s liquidity. The Company has the ability to reduce operating expenses to improve liquidity, by reducing personnel and other expenses.

     During the year ended June 30, 2001, the Company’s operating activities generated $12.1 million of cash. During the years ended June 30, 2000 and 1999, the Company’s operating activities used $4.1 million and $1.7 million of cash, respectively. The Company generated significantly more cash from its operating activities in fiscal 2001 as compared to the prior years primarily because the Company’s operations generated a profit in fiscal 2001 and the Company received $5.8 million in additional customer deposits for fiscal 2001.The Company’s operations have historically used cash. The Company’s other principal sources of liquidity prior to 1997 have been the net proceeds of $18.4 million from its initial public offering, the exercise of warrants and the issuance of Preferred Stock.

     The Company made capital expenditures of $947,000, $731,000 and $1.8 million in 2001, 2000 and 1999, respectively, primarily for computers and equipment to support research and development efforts. During fiscal 2001, the Company incurred no capitalizable software development costs. During fiscal 2000 and fiscal 1999, the Company capitalized $326,000 and $734,000, respectively, of software development costs incurred in the creation of additional modules of the Acres Advantage product line.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest in market risk sensitive instruments, except that it did enter into forward exchange contracts during fiscal 2000 to manage a well-defined foreign currency risk related to a sale in Australia relating to the value of sales contracts and accounts receivable denominated in Australian dollars. The counterparty to the foreign exchange contract was a large, widely recognized bank resulting in minimal risk of credit loss due to non-performance by the bank. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts are substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. The Company’s results of operations were not affected by the foreign exchange contract. The Company had no foreign exchange contracts during fiscal 2001 and has no current plans to enter into any such contracts. (See “Factors That May Affect Our Future Operating Results — Other Risks — Foreign Currency Exchange Rate Risk”).

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     You should carefully consider the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

Changes in Business and Economic Conditions Generally and in the Gaming Industry; Economic Impact of Recent Terrorist Attacks

     The strength and profitability of the Company’s business depends on the overall demand for its products and growth in the gaming industry. Gaming industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. In a period of reduced demand, such as may result from the terrorist attacks that occurred on September 11, 2001, the Company may not be able to lower its costs rapidly enough to counter a decrease in revenues.

     All of the Company’s customers are in the gaming industry and a significant portion of those customers rely on tourism involving air travel for a significant portion of their business. Although we cannot accurately estimate the full economic impact of the recent terrorist attacks at this time, the Company expects that any significant sustained reduction in air travel and tourism will negatively affect the business of many of the Company’s casino customers. This in turn may lead to a decrease in sales of the Company’s products to its casino customers and a corresponding decrease in the Company’s revenues.

Effect of Series A Stock Redemption

     IGT owns 519,481 shares of the Company’s Series A Convertible Preferred Stock. IGT and the Company each has the right to cause the Company to redeem such shares for a price equal to the original purchase price of the shares, which was approximately $5.0 million, plus any declared but unpaid dividends on or after the earlier of January 28, 2002 or when the Company’s major common stock holder reduces his ownership to fewer than 1 million shares of the Company’s common stock. The Company has no present intention to call the Series A Stock for redemption, nor does the Company have any information as to whether or when IGT intends to cause the Company to redeem the Series A Stock. If the Company cannot generate sufficient cash from operations or other sources of liquidity, the Company may not be able to redeem such shares. If the Company redeems the Series A Stock, such redemption could have a material adverse effect on the Company’s liquidity.

Liquidity

     Historically, the Company’s operations have used cash. Although management believes that sufficient revenues will be generated during fiscal 2002 to meet operating, product development and other cash flow requirements, such revenues will depend on the completion of existing orders and the receipt of future orders. In addition, if the Company redeems the Series A Stock, such redemption could have a material adverse effect on the Company’s liquidity.

     The Company has no debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. The revolving credit facility contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. As of June 30, 2001, the Company had no borrowings outstanding and was in compliance with all financial covenants.

     Sufficient funds to maintain new product development efforts and expected levels of operations may not be available and additional capital, if and when needed by the Company, may not be available on terms acceptable to Company. If the Company cannot obtain sufficient capital on acceptable terms when needed, the Company may not be able to carry out its planned product development efforts and level of operations, which inability could have a material adverse effect on the Company’s financial condition and results of operations.

Reliance on a Few Major Customers

     The Company is dependent on sales of its products to a limited number of casino operators for a substantial portion of its revenues in any given fiscal year. Historically, three or fewer customers have accounted for more than 65% of annual revenues. As a result of this customer concentration, any one of the following factors could have a material adverse effect on the Company’s revenues:

•	a significant reduction, delay or cancellation of orders from one or more significant customers; or

•	a decision by one or more significant customers to select products manufactured by a competitor.

     The Company expects its operating results to continue to depend on sales of its products from a relatively small number of customers.

Other Risks

     Litigation. The Company is engaged in a number of litigation matters as more fully discussed in “Item 3. Legal Proceedings.” The cost of this litigation is expensive and could have a material adverse effect on the Company. Additionally, an unfavorable outcome in one or more of these suits could have a material adverse effect on the Company.

     Product Concentration; Competition; Risks of Technological Change. The Company expects to derive most of its revenues from the sale of Acres Advantage products and the Company’s future success will depend in part upon its ability to continue to generate sales of these products. A decline in demand or prices for the Company’s products, whether as a result of new product introduction or price competition from competitors, technological change, or failure of the Company’s products to address customer requirements or otherwise, could have a material adverse effect on the Company’s revenues and operating results. The markets in which the Company competes are highly competitive and subject to frequent technological change and one or more of the Company’s competitors may develop alternative technologies for its products. The Company’s future results of operations will depend in part upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. While the Company expends a significant portion of its revenues on research and development and on product enhancement, the Company may not be able to continue to improve and market its existing products or develop and market new products, or technological developments may cause the Company’s products to become obsolete or noncompetitive. Many of the Company’s competitors have substantially greater financial, marketing and technological resources than the Company and the Company may not be able to compete successfully with them.

     Government Regulation; Potential Restrictions on Sales. The Company is subject to gaming regulations in each jurisdiction in which its products are sold or are used by persons licensed to conduct gaming activities. The Company’s products generally are regulated as “associated equipment”, pursuant to which gaming regulators have discretion to subject the Company, its officers, directors, key employees, other affiliates and certain shareholders to licensing, approval and suitability requirements. In the event that gaming authorities determine that any person is unsuitable to act in such capacity, the Company would be required to terminate its relationship with such person, and under certain circumstances, the Company has the right to redeem its securities from persons who are found unsuitable. Products offered and expected to be offered by the Company include features that are not available on products currently in use. These new features may, in some cases, result in additional regulatory review and licensing requirements for the products or the Company. Compliance with such regulatory requirements may be time consuming and expensive, and may delay or prevent a sale in one or more jurisdictions. In addition, associated equipment generally must be approved by the regulatory authorities for use by each licensed location within the jurisdiction, regardless of whether the Company is subject to licensing, approval or suitability requirements. Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings, may prevent the Company from selling or distributing its product in such jurisdiction. Such results may have a material adverse effect on the Company. The Company often enters into contracts that are contingent upon the Company and/or the customer obtaining the necessary regulatory approvals to sell or use the Company’s products or to operate a casino. Failure to timely obtain such approvals may result in the termination of the contract and the return of amounts paid pursuant to such contract.

     Availability of hardware components. Certain of the Company’s hardware components have long lead times and may be difficult to obtain within a reasonable period of time. Additionally, components can be discontinued by the Company’s vendors requiring modifications to the Company’s hardware to utilize similar, but more readily available, components. The inability to obtain components within a reasonable period of time could negatively affect the receipt or delivery of orders.

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

     Fluctuations in Quarterly Operating Results. The Company’s quarterly operating results have fluctuated in the past, and may fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders and deliveries of orders, the timing and market acceptance of new products introduced by the Company, changes in the level of operating expenses, technological advances and new product introductions by the Company’s competitors, competitive conditions in the industry, regulatory approval and general economic conditions. Product development and marketing costs are often incurred in periods before any revenues are recognized from the sales of products, and gross margins are lower and operating expenses are higher during periods in which such product development expenses are incurred and marketing efforts are commenced. The Company’s quarterly revenues and results of operations may be materially affected by the receipt or loss of any one order and by the timing of the delivery, installation and regulatory approval of any one order. The Company may not be able to achieve or maintain profitable operations on a consistent basis. The Company believes that period to period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may result in volatility in the price of the Company’s Common Stock.

     Management of Growth; Liquidity. To compete effectively and to manage future growth, the Company must continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employees. Any failure by the Company to implement and improve any of the foregoing could have a material adverse effect on the Company’s business, operating results and financial condition.

     Foreign Currency Exchange Rate Risk. To the extent that the Company sells products under contracts denominated in other than U.S. dollars, the Company is subject to foreign currency exchange risks. The Company can manage these risks by entering into hedging arrangements in the foreign exchange market. These hedging arrangements may be imperfect and may increase the Company’s cost of doing business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

To the Stockholders of Acres Gaming Incorporated:

     We have audited the accompanying consolidated balance sheets of Acres Gaming Incorporated (a Nevada Corporation) and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acres Gaming Incorporated and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
August 16, 2001

ACRES GAMING INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2001 AND 2000

ASSETS

	2001	2000

	(in thousands)
CURRENT ASSETS:
Cash and equivalents	$11,958	$789
Receivables, net of allowance of $592 and $15, respectively	3,266	3,541
Inventories	4,764	3,729
Prepaid expenses	167	83

Total current assets	20,155	8,142

PROPERTY AND EQUIPMENT:
Furniture and fixtures	2,006	1,562
Equipment	4,278	3,935
Leasehold improvements	439	421
Accumulated depreciation	(5,422)	(4,446)

Property and equipment, net	1,301	1,472

OTHER ASSETS, NET	773	1,118

TOTAL ASSETS	$22,229	$10,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,104	$2,785
Accrued compensation	1,270	420
Accrued other expenses	958	774
Customer deposits	6,663	855
Litigation settlement obligation	2,010	—

Total current liabilities	14,005	4,834

LITIGATION SETTLEMENT OBLIGATION	—	2,010
REDEEMABLE CONVERTIBLE PREFERRED STOCK	4,948	4,948
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock, $.01 par value, 50 million shares authorized, 9.3 million and 8.9 million shares issued and outstanding, respectively	93	89
Additional paid-in capital	20,944	19,904
Deferred stock-based compensation	(877)	—
Accumulated deficit	(16,884)	(21,053)

Total stockholders’ equity (deficit)	3,276	(1,060)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,229	$10,732

The accompanying notes are an integral part of these consolidated balance sheets.

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999

	(in thousands, except per share data)
NET REVENUES	$44,053	$17,002	$13,972
COST OF REVENUES	28,242	8,409	8,253

GROSS PROFIT	15,811	8,593	5,719

OPERATING EXPENSES:
Research and development	4,739	5,097	6,440
Selling, general and administrative	7,080	5,727	6,127
Non-recurring charge	—	—	400

Total operating expenses	11,819	10,824	12,967

INCOME (LOSS) FROM OPERATIONS	3,992	(2,231)	(7,248)
SETTLEMENT OF LITIGATION	—	(2,010)	—
OTHER INCOME	177	82	260

NET INCOME (LOSS)	$4,169	$(4,159)	$(6,988)

NET INCOME (LOSS) PER SHARE — BASIC	$.47	$(.47)	$(.79)

NET INCOME (LOSS) PER SHARE — DILUTED	$.41	$(.47)	$(.79)

The accompanying notes are an integral part of these consolidated statements.

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	Common Stock		Additional
			Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

	(in thousands)
Balance as of June 30, 1998	8,820	$88	$19,554	$(9,831)	$—	$9,811
Issuance of common stock	93	1	350	—	—	351
Net loss	—	—	—	(6,988)	—	(6,988)
Preferred stock dividends	—	—	—	(75)	—	(75)

Balance as of June 30, 1999	8,913	89	19,904	(16,894)	—	3,099
Net loss	—	—	—	(4,159)	—	(4,159)

Balance as of June 30, 2000	8,913	89	19,904	(21,053)	—	(1,060)
Issuance of common stock	57	1	68	—	—	69
Issuance of restricted common stock	300	3	972	—	(975)	—
Amortization of deferred compensation	—	—	—	—	98	98
Net income	—	—	—	4,169	—	4,169

Balance as of June 30, 2001	9,270	$93	$20,944	$(16,884)	$(877)	$3,276

The accompanying notes are an integral part of these consolidated statements.

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,169	$(4,159)	$(6,988)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,532	1,891	1,806
Amortization of deferred stock-based compensation	98	—	—
Non-recurring charge	—	—	400
Settlement of litigation	—	2,010	—
Provision for doubtful accounts	577	—	—
Changes in assets and liabilities:
Receivables, net	(302)	(1,965)	353
Inventories	(1,035)	1,180	(2,302)
Prepaid expenses	(84)	182	(162)
Accounts payable and accrued expenses	1,353	81	2,078
Customer deposits	5,808	(3,297)	3,137

Net cash from operating activities	12,116	(4,077)	(1,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(947)	(731)	(1,815)
Capitalized software costs	—	(326)	(734)
Other, net	(69)	(26)	13

Net cash from investing activities	(1,016)	(1,083)	(2,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	69	—	351
Preferred stock dividends	—	—	(75)

Net cash from financing activities	69	—	276

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	11,169	(5,160)	(3,938)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	789	5,949	9,887

CASH AND EQUIVALENTS AT END OF YEAR	$11,958	$789	$5,949

Supplemental Disclosure of Non-cash Activities:

In fiscal year 2001, the Company issued 300,000 shares of restricted stock to an executive and recorded $975,000 of additional paid in capital, $98,000 of compensation expense and $877,000 of deferred compensation.

In fiscal year 2000, the Company recorded a $2.0 million charge for settlement of shareholder litigation that was expected to result in a cash payment of $435,000 and a non-cash payment consisting of warrants to purchase shares of the Company’s common stock valued at $1.6 million. In fiscal year 2001, the Company agreed to settle the litigation for all cash in lieu of issuing warrants. See note 3.

The accompanying notes are an integral part of these consolidated statements.

ACRES GAMING INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY OPERATIONS:

Company Operations and Basis of Consolidation

     The consolidated financial statements include the accounts of Acres Gaming Incorporated, a Nevada Corporation, and its wholly owned subsidiary, AGI Distribution, Inc. (the “Company”). All intercompany accounts and transactions have been eliminated.

     The Company develops, manufactures and markets electronic equipment and software for the casino gaming industry. Many of the Company’s products are based on its proprietary Acres Bonusing Technology and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

     Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking, table game management and visual analysis modules that may be purchased and installed individually or as components of an integrated system marketed as the Acres Advantage™. The Company primarily sells its products in the United States, Australia and South Africa. Sales in Australia totaled $426,000, $9.5 million and $384,000, for the years ended June 30, 2001, 2000 and 1999, respectively. Sales to South Africa totaled $3.1 million, $1.7 million and $316,000 for the years ended June 30, 2001, 2000 and 1999 respectively.

     The Company’s financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.

Revenue Recognition

     The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized.

     Revenue for hardware sales is generally recognized when hardware components are shipped. For software license revenue, the Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position 98-9 Modification of SOP 97-2 (“SOP 98-9”), Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2. The Company’s sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. SOP 97-2 and SOP 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor (“VSOE”). The Company follows the residual method under SOP 97-2 for software product sales with multiple elements. Software license revenue is recognized upon acceptance of the software. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

     Included in accounts receivable are unbilled receivables of $1.0 million at June 30, 2000. The Company had no unbilled receivables at June 30, 2001. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date, but were recoverable as billings were made in accordance with the contract terms.

Major Customers

     Sales to Station Casinos Inc. and IGT for properties operated by MGM MIRAGE amounted to 38 percent and 20 percent of the Company’s net revenues in 2001, respectively. Sales to MonteCasino amounted to 6 percent and 10 percent of the Company’s net revenues in 2001 and 2000, respectively. Sales to Crown Casino, MotorCity Casino and Star City Casino amounted to 37 percent, 23 percent and 19 percent of the Company’s net revenues in 2000, respectively. Sales to Mandalay Resort Group and IGT accounted for 51 percent and 23 percent of the Company’s net revenues in 1999, respectively.

Related Party

     The Company had sales transactions with the holder of the Series A Preferred Stock of $9.3 million, $473,000 and $3.2 million for the years ended June 30, 2001, 2000 and 1999, respectively. The Company had $487,000 and $607,000 in related party receivables as of June 30, 2001 and 2000, respectively. Additionally, the Company had related party payables of $317,000 and $316,000 as of June 30, 2001 and 2000, respectively.

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

Revolving Credit Facility

     The Company has no debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. The revolving credit facility contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. As of June 30, 2001, the Company had no borrowings outstanding and was in compliance with all financial covenants.

Fair Value of Financial Instruments

     The Company’s financial instruments consist of receivables. At June 30, 2001 and 2000, the fair value of the Company’s receivables approximated their carrying value.

Inventories

     Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	Inventories at June 30,

	2001	2000

	(in thousands)
Raw materials	$2,792	$1,809
Work-in-progress	47	110
Finished goods	1,925	1,810

Total inventories	$4,764	$3,729

Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over the assets’ estimated useful lives of two to five years. Leasehold improvements are amortized over the shorter of the useful life or lease term. Expenditures for maintenance and repairs are charged to operations when incurred.

Intangible Assets

     Intangible assets consist of costs associated with the establishment of patents, gaming licenses and gaming product approvals in various jurisdictions. Amortization of patents is calculated using the straight-line method over the estimated life of the patent. Gaming licenses and product approvals are amortized using the straight-line basis over periods of five years and two years, respectively. Intangible assets, net of accumulated amortization of $344,000 and $270,000 were $178,000 and $252,000 at June 30, 2001 and 2000, respectively, and are included in other assets.

Capitalized Software and Research and Development Costs

     Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $670,000 and $316,000, were $391,000 and $745,000 at June 30, 2001 and 2000, respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $354,000, $229,000 and $87,000 of amortization for the years ended June 30, 2001, 2000 and 1999, respectively. All research and development costs are expensed as incurred.

Non-Recurring Charges

     During fiscal 1999, the Company elected to outsource almost all of its manufacturing functions and initiated a relocation of its headquarters from Corvallis, Oregon to Las Vegas, Nevada. The Company terminated 63 employees and added 28 employees across all functional departments in the summer of 1999 in connection with the relocation and reorganization of the Company. The Company recorded a $400,000 non-recurring charge to recognize the related severance, recruiting and moving expenses of $292,000, $29,000 and $79,000, respectively. The Company estimates that the reduced payroll and overhead costs, net of increases in product costs related to outsourced functions, amounted to an annual savings of approximately $1.2 million.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Transactions

     The Company only enters into derivative instruments to manage well-defined foreign currency risks. The Company previously entered into forward exchange contracts to hedge the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts are substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. At June 30, 2000, the Company held a foreign exchange contract totaling $945,000 and maturing in July 2000. The fair market value of that foreign exchange contract approximated its carrying value at June 30, 2000. The Company’s results of operations were not affected by the foreign exchange contract. The counterparty to the foreign exchange contract was a large, widely recognized bank resulting in minimal risk of credit loss due to non-performance by the bank. As of June 30, 2001, the Company had no outstanding foreign exchange contracts.

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) effective July 1, 2000. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company only enters into derivative instruments for hedging sales contracts and receivables denominated in international currencies. Changes in the fair value of the derivatives are offset against the change in fair value of the receivable. The change in the derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. The effect of adopting this standard did not have a material effect on the Company’s financial condition or results of operations.

2. INCOME TAXES:

     At June 30, 2001, the Company had cumulative net operating losses totaling approximately $12.8 million that are available to offset future taxable income through 2020. The Company has provided a valuation allowance for the remaining amount of the benefit related to these net operating loss carryforwards as realizability is uncertain.

     Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company’s assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 30, 2001 and 2000, along with the income tax effects (at a blended tax rate of 38% for Federal and State taxes) of each, are as follows:

	Deferred income tax
	assets and liabilities
	at June 30,

	2001	2000

	(in thousands)
Operating loss carryforwards	$4,856	$6,712
Research and development tax credit	1,317	1,158
Property and equipment	384	363
Accruals and reserves	1,091	1,014
Intangible and other assets	259	54

Total deferred tax assets	7,907	9,301
Deferred tax liabilities resulting from intangible assets	—	(83)

	7,907	9,218

Less valuation allowance	(7,907)	(9,218)

Net deferred tax assets	$—	$—

     The Company’s research and development tax credits are available to offset future taxable income through 2020. The valuation allowance related to deferred tax assets decreased by $1.3 million and increased by $1.7 million in 2001 and 2000, respectively.

     A reconciliation of the expected income tax provision (benefit) assuming a 34% federal statutory rate to the financial statement income tax provision for the years ended June 30, 2001, 2000 and 1999 is as follows:

	2001	2000	1999

Expected tax provision (benefit)	34.0%	(34.0)%	(34.0)%
State income tax provision (benefit)	4.0%	(4.0)%	(4.0)%
Non-deductible items	.9%	.4%	.3%
Valuation allowance	(31.4)%	39.9%	36.6%
Other	(7.5)%	(2.3)%	1.1%

	—%	—%	—%

3. COMMITMENTS AND CONTINGENCIES:

Litigation

     Two related lawsuits were filed in the U.S. District Court alleging violation of the federal securities laws by the Company and its executive officers. Those suits were consolidated into one combined action that received class certification for a class consisting of the purchasers of the Company’s Common Stock during the period from March 26, 1997 to December 11, 1997. In September 2000, the Company and the plaintiffs agreed to settle the litigation. Under the terms of the settlement, the Company became obligated to pay $435,000 and could elect to make additional cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company’s Common Stock at $2.50 per share, valued at $1.6 million. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option.

     Two lawsuits have been filed regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that have been assigned to Anchor Gaming (“Anchor”). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company’s supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages, treble damages, costs of suit, and attorney’s fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. Discovery in the lawsuit is formally closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company’s financial condition and results of operations.

     The defense of this suit with Anchor was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. Summary judgment motions have been filed by both parties and are pending. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition or results of operations.

     In the second action regarding the WOG patents, now pending in U.S. District Court for the District of Oregon, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture (collectively, “Anchor”) alleging that Anchor wrongfully used the Company’s intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company’s technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys’ fees. The lawsuit has been stayed pending resolution of the first Anchor lawsuit.

     A series of related lawsuits resulting from the Company’s efforts to enforce its patent rights or third parties’ efforts to challenge the Company’s patent rights, have been settled or adjudicated. The suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems (“CDS”), Sunset Station Hotel and Casino, respectively, were dismissed with prejudice. In March 2001 a jury validated four of the Company’s patents and found that Mikohn had infringed two of the Company’s patents. The Company was awarded damages against Mikohn by a jury in the amount of $1.5 million. The Court denied Mikohn’s post-trial motions to overturn the jury verdict and ruled that the Company is entitled to recover additional damages for Mikohn’s infringement after June 1999. Mikohn has filed a notice of appeal.

     In a separate but related action, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by Mikohn. In January 2001, the Company reached a settlement with the former insurance carrier and received a $200,000 reimbursement of defense costs. In May 2000, the Company filed suit, now pending in U.S. District Court for the District of Nevada, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by CDS. In June 2000, this insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the Court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. Summary judgment motions have been filed by both parties and are pending. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition or results of operations.

     The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

Employment Arrangement

     On March 12, 2001, the Company entered into an oral employment arrangement with its Chief Executive Officer, Mr. Glisson, that sets forth certain employment terms through June 30, 2005 that include base salary and bonus targets, severance pay, a restricted stock grant and the cancellation of options to purchase the Company’s Common Stock. The Company expects to enter into a definitive written employment agreement with Mr. Glisson.

     The Company issued Mr. Glisson 300,000 restricted shares of the Company’s Common Stock. 150,000 shares of the restricted stock become unrestricted on June 30, 2003 and the remaining 150,000 shares become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson’s employment is terminated by the Company. The 300,000 shares have been included in the Common Stock issued and outstanding presented in the Company’s balance sheet. As of June 30, 2001, approximately 33,000 would become unrestricted if Mr. Glisson’s employment is terminated by the Company. For the year ended June 30, 2001, the Company recorded approximately $98,000 of compensation expense. Approximately $877,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of June 30, 2001.

Operating Leases

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases that extend through June 30, 2006. Future minimum lease payments under these non-cancelable operating leases as of June 30, 2001 are $761,000, $563,000, $12,000, $8,000 and $5,000 in 2002, 2003, 2004, 2005 and 2006 respectively. Total lease expense was $832,000, $786,000 and $822,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

4. REDEEMABLE PREFERRED STOCK:

     In January 1997, the Company created an initial series of preferred stock, consisting of 1,038,961 shares, which it designated Series A Convertible Preferred Stock (the “Series A Stock”) and issued 519,481 shares for net proceeds of approximately $4.9 million. The Series A Stock is entitled to receive non-cumulative dividends at a rate per share equal to 3 percent of $9.625, the initial per share purchase price, when and if declared by the Company’s Board of Directors. Holders of the Series A Stock have the option, upon notice to the Company, to convert shares of Series A Stock into shares of Common Stock based upon the applicable conversion price in effect at the time of conversion. The initial conversion price for each share of Series A Stock is the lesser of the price at which the Series A Stock was initially issued and the average closing price of the Company’s Common Stock for the period of thirty trading days prior to the date of conversion of shares of Series A Stock. The conversion price is subject to adjustments for certain events relating to the Common Stock including stock splits and combinations, dividends and distributions, reclassification, exchange, substitution, reorganization, merger or sale of assets. The Series A Stock is subject to redemption at the option of either the Company or holders of the Series A Stock, on or after January 28, 2002 or upon the Company’s primary shareholder reducing his ownership to fewer than one million shares of Common Stock. The redemption price would be equal to the purchase price plus any declared but unpaid dividends. No dividends related to the years ended June 30, 2001 or 2000 were declared or paid. The Company declared and paid dividends of $75,000 in fiscal 1999 related to the six-month period ended June 30, 1998.

     So long as at least 130,000 of the shares of Series A Stock originally issued by the Company remain outstanding, holders of the Series A Stock are entitled as a class to elect one director and must approve any amendments to the Company’s articles of incorporation including, among other things, amendments to facilitate the sale or merger of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Stock will be entitled to receive a liquidation preference of $9.625 per share, plus any declared but unpaid dividends, prior to the distribution of any of the Company’s assets to holders of the Common Stock. Any assets remaining after the distribution to holders of the Series A Stock will be distributed to holders of the Common Stock.

5. STOCKHOLDERS’ EQUITY:

     The Company has a Stock Option Plan (the “Plan”) that permits the granting of awards to directors, employees and consultants of the Company in the form of stock options. Stock options granted under the Plan may be incentive stock options or nonqualified options. Options generally vest over five years and expire in ten years. The Company accounts for the Plan under APB Opinion No. 25 “Accounting for Stock Issued to Employees”, under which compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price for the option. Had compensation cost for the Plan been determined consistent with FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income (loss) and income (loss) per share would have approximated the following pro forma amounts:

		For the years ended June 30,

		2001	2000	1999

		(in thousands except per share data)
Net income (loss):	As reported	$4,169	$(4,159)	$(6,988)
	Pro forma	3,773	(4,700)	(8,226)
Income (loss) per share — basic:	As reported	$.47	$(.47)	$(.79)
	Pro forma	.42	(.53)	(.92)
Income (loss) per share — diluted:	As reported	$.41	$(.47)	$(.79)
	Pro forma	.37	(.53)	(.92)

     A total of 1,750,000 shares of the Company’s Common Stock have been reserved for issuance pursuant to awards granted under the Plan. Under the Plan, the Company has granted 1,525,992 options, net of cancellations, through June 30, 2001. In addition to issuances under the Plan, the Company issued 185,000 options to purchase Common Stock that were not subject to the provisions of the Plan. Stock option activity is summarized below:

	For the years ended June 30,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,354,242	$3.68	1,196,925	$5.05	1,041,175	$5.34
Granted at exercise prices equal to market prices	179,500	3.66	556,300	1.14	422,500	4.40
Exercised	(58,025)	1.26	—	—	(93,300)	3.75
Canceled	(169,200)	3.70	(398,983)	4.23	(173,450)	5.94

Outstanding at end of year	1,306,517	3.77	1,354,242	3.68	1,196,925	5.05

Exercisable at end of year	882,063	3.92	847,444	3.93	702,991	4.81

Weighted average fair value of options granted	$2.94		$.88		$3.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999

Risk free interest rate	5.3%	6.3%	5.0%
Expected life of option	5 years	5 years	5 years
Expected volatility	108%	99%	93%
Dividends	none	none	none

     The following table summarizes the options to purchase Common Stock outstanding at June 30, 2001:

		Weighted			Weighted
	Options for	Average	Weighted	Options for	Average Exercise
	Shares	Exercise	Average	Shares	Price of Shares
Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Exercisable

$0.94-$1.00	317,150	$1.00	8.44 years	267,401	$1.00
$1.13 - $1.94	148,900	1.52	8.88 years	37,920	1.45
$1.97 - $3.00	151,050	2.68	5.31 years	105,300	2.85
$3.31 - $4.82	153,250	4.65	6.29 years	108,700	4.66
$4.88 - $4.88	302,000	4.88	7.06 years	201,000	4.88
$4.90 - $6.50	135,750	5.91	7.51 years	66,175	5.79
$6.78 - $11.00	74,417	8.81	5.76 years	71,567	8.82
$13.00-$15.00	24,000	14.00	5.97 years	24,000	14.00

$0.94-$15.00	1,306,517	3.77	7.26 years	882,063	3.92

6. EMPLOYEE BENEFIT PLAN:

     The Company has a profit sharing plan that operates under the provisions of Section 401(k) of the Internal Revenue Code and covers substantially all full-time employees. Employer contributions may be made at the discretion of the Board of Directors. There were no employer contributions during the years ended June 30, 2001, 2000 and 1999.

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

	For the year ended June 30,

	2001	2000	1999

	(in thousands except per share data)
Net income (loss)	$4,169	$(4,159)	$(6,988)
Preferred stock dividends	—	—	(75)

Net income (loss) allocable to common stockholders	$4,169	$(4,159)	$(7,063)

Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding — basic	8,948	8,913	8,897
Dilutive effect of warrants and employee stock options after application of the treasury stock method	264	—	—
Dilutive effect of redeemable convertible preferred stock after application of the if-converted method	954	—	—

Weighted average number of common shares outstanding — diluted	10,166	8,913	8,897

Income (loss) per share — basic	$.47	$(.47)	$(.79)

Income (loss) per share — diluted	$.41	$(.47)	$(.79)

     The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

	Balance outstanding as of June 30,

	2001	2000	1999

	(in thousands)
Warrants and employee stock options	764	1,479	1,361
Redeemable convertible preferred stock, if converted, assuming conversion at rates in effect at each respective year end	—	2,228	2,228

     The Stock Purchase Agreement between IGT and the Company pursuant to which IGT purchased 519,481 shares of Series A Stock restricts IGT’s ownership of the Company’s Common Stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Series A Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT’s right to convert shares of Series A Stock as well as limiting IGT’s rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Series A Stock may be converted. As of June 30, 2001, the Series A Stock could have been converted into 953,653 shares of Common Stock, or 9.3% of the then outstanding Common Stock.

8. SUBSEQUENT EVENT

     In July 2001, the Company entered into an agreement increasing its office space by leasing approximately 7,000 square feet contiguous to its existing office space. The lease commenced on July 30, 2001 and will expire on April 26, 2003. The base rent for the additional office space is approximately $10,000 per month, plus $1,000 per month for property taxes, building insurance and common area maintenance.

9. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Year ended June 30, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands except per share data)
Net revenues	$2,739	$10,222	$17,465	$13,627
Gross profit	622	4,106	6,285	4,798
Income (loss) from operations	(1,612)	1,483	2,522	1,599
Net income (loss)	(1,616)	1,506	2,596	1,683
Net income (loss) per common share — basic	$(.18)	$.17	$.29	$.18
Net income (loss) per common share — diluted	$(.18)	$.13	$.25	$.16

Year ended June 30, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands except per share data)
Net revenues	$6,224	$5,367	$2,202	$3,209
Gross profit	3,160	2,861	1,391	1,181
Income (loss) from operations	372	390	(1,166)	(1,827)
Net income (loss)	394	420	(1,141)	(3,832	)*
Net income (loss) per common share — basic	$.04	$.05	$(.13)	$(.43	)*
Net income (loss) per common share — diluted	$.04	$.04	$(.13)	$(.43	)*

Year ended June 30, 1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands except per share data)
Net revenues	$3,288	$3,059	$6,414	$1,211
Gross profit	1,958	999	2,929	(167)
Income (loss) from operations	(965)	(2,210)	67	(4,140)
Net income (loss)	(846)	(2,140)	83	(4,085	)**
Net income (loss) per common share — basic & diluted	$(.10)	$(.24)	$.01	$(.46	)**

*	During the Fourth Quarter of 2000, the Company recorded a one-time charge of $2.0 million ($.23 per share) for the settlement of the shareholder litigation.

**	During the Fourth Quarter of 1999 the Company recorded a non-recurring charge of $400,000 ($.04 per share) for the cost of the Company’s relocation of its headquarters to Las Vegas, Nevada

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in, or disagreements with, accountants which required reporting on Form 8-K have occurred within the three-year period ended June 30, 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Executive Compensation is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements See “Item 8. Financial Statements and Supplementary Data”
	(2)	Financial Statement Schedules

Acres Gaming Incorporated
Schedule of Valuation and Qualifying Accounts
For the Years Ended June 30, 2001, 2000 and 1999

	Balances		Amounts
	at	Additions	charged	Balances at
	beginning of	charged	off, net of	end of
	year	to income	collections	year

	(in thousands)
Allowance for uncollectible accounts
2001	$15	$577	$—	$592
2000	15	—	—	15
1999	50	—	(35)	15

Allowance for non-recurring charges and settlement of litigation
2001	$2,010	$—	$—	$2,010
2000	386	2,010	(386)	2,010
1999	475	400	(489)	386

(3)	Exhibits
See “Index to Exhibits”

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES GAMING INCORPORATED

Date: September 27, 2001	By:	/s/ Floyd W. Glisson

Floyd W. Glisson
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Floyd W. Glisson and Patrick W. Cavanaugh, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: September 27, 2001	/s/ Floyd W. Glisson

Floyd W. Glisson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2001	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 27, 2001	/s/ Ronald G. Bennett

Ronald G. Bennett Director

Date: September 27, 2001	/s/ Robert W. Brown

Robert W. Brown Director

Date: September 27, 2001	/s/ Roger B. Hammock

Roger B. Hammock Director

Date: September 27, 2001	/s/ David R. Willensky

David R. Willensky Director

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Articles of Incorporation of Acres Gaming Incorporated, as amended (4)

3.2	Bylaws of Acres Gaming Incorporated, as amended (3)

+10.1	Acres Gaming Incorporated 1993 Stock Option and Incentive Plan, as amended (4)

10.2	Lease dated August 5, 1999, between the Company and Avery Investments (1)

10.3	System Upgrade Agreement dated June 7, 1999 between Crown Limited and the Company (5)

+10.4	Employment Agreement dated July 1, 1996 between the Company and John F. Acres (4)

10.5	Stock Purchase Agreement between the Company and IGT dated January 28, 1997 (4)

10.6	Registration Rights Agreement between the Company and IGT dated January 28, 1997 (4)

10.7	Master Agreement for Product Development, Purchase and Sale between the Company and International Game Technology, Inc. dated January 27, 1997 (4)

10.8	Lease dated March 3, 1998 between the Company and #26 McCarran Center, LC (2)

+10.9	Amendment to Employment Agreement dated July 20, 1998 between the Company and John F. Acres (6)

10.10	Product Sales, Delivery and License Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT(7)

10.11	Acres Software Maintenance Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT(7)

10.12	Equipment Sale Agreement dated February 14, 2001 between AGI Distribution Inc. and Acres Gaming Incorporated and Station Casinos, Inc. and Station’s affiliates(8)

+10.13	Key terms of an oral employment arrangement between Acres Gaming Incorporated and Floyd W. Glisson(8)

10.14	Lease dated July 30, 2001 between the Company and URS Corporation

21.1	Subsidiaries of the Registrant

23.1	Consent of Arthur Andersen LLP, Independent Public Accountants

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, previously filed with the Commission.

(2)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, previously filed with the Commission.

(3)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(4)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(5)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, previously filed with the Commission.

(6)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, previously filed with the Commission.

1

(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, previously filed with the Commission.

(8)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, previously filed with the Commission.

2