Form 10-Q
period 2001-09-30
ACRES GAMING INC
filed 2001-11-14
CIK 912601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

        The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of October 31, 2001 was 9,273,206.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                                Page
                                                                                ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at September 30, 2001 and June 30, 2001                           1

Statements of Operations for the Three Months Ended
        September 30, 2001 and 2000                                              2

Statements of Cash Flows for the Three Months Ended
        September 30, 2001 and 2000                                              3

Notes to Financial Statements                                                    4


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                8


PART II -- OTHER INFORMATION                                                    11

SIGNATURES                                                                      11

INDEX TO EXHIBITS                                                               12

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                                 BALANCE SHEETS


                                     ASSETS

                                                                         SEPTEMBER 30,
                                                                              2001         JUNE 30,
                                                                          (UNAUDITED)        2001
                                                                         -------------     --------
                                                                                (in thousands)
CURRENT ASSETS:
  Cash and equivalents                                                      $  8,826       $ 11,958
  Receivables, net of allowance of $1.0 million and $592, respectively         2,610          3,266
  Inventories                                                                  5,445          4,764
  Prepaid expenses                                                               256            167
                                                                            --------       --------
    Total current assets                                                      17,137         20,155
                                                                            --------       --------
PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                                       2,105          2,006
  Equipment                                                                    4,246          4,278
  Leasehold improvements                                                         477            439
  Accumulated depreciation                                                    (5,661)        (5,422)
                                                                            --------       --------
    Total property and equipment                                               1,167          1,301

OTHER ASSETS                                                                     689            773
                                                                            --------       --------

TOTAL ASSETS                                                                $ 18,993       $ 22,229
                                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  1,869       $  3,104
  Accrued compensation                                                           886          1,270
  Accrued other expenses                                                         621            958
  Customer deposits                                                            5,555          6,663
  Litigation settlement obligation                                             1,332          2,010
                                                                            --------       --------
    Total current liabilities                                                 10,263         14,005
                                                                            --------       --------
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                         4,948          4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares authorized, 9.3
      million shares issued and outstanding                                       93             93
  Additional paid-in capital                                                  20,952         20,944
  Deferred stock-based compensation, net                                        (796)          (877)
  Accumulated deficit                                                        (16,467)       (16,884)
                                                                            --------       --------
    Total stockholders' equity                                                 3,782          3,276
                                                                            --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 18,993       $ 22,229
                                                                            ========       ========


      The accompanying notes are an integral part of these balance sheets.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                       2001              2000
                                                      ------            -------
                                                         (in thousands except
                                                            per share data)
NET REVENUES                                          $6,092            $ 2,739

COST OF REVENUES                                       3,079              2,117
                                                      ------            -------
GROSS PROFIT                                           3,013                622
                                                      ------            -------

OPERATING EXPENSES:
  Research and development                             1,496              1,082
  Selling, general and administrative                  1,163              1,152
                                                      ------            -------
    Total operating expenses                           2,659              2,234
                                                      ------            -------

INCOME (LOSS) FROM OPERATIONS                            354             (1,612)

OTHER INCOME (EXPENSE)                                    63                 (4)
                                                      ------            -------
NET INCOME (LOSS)                                     $  417            $(1,616)
                                                      ======            =======

NET INCOME (LOSS) PER SHARE - BASIC                   $  .05            $  (.18)
                                                      ======            =======

NET INCOME (LOSS) PER SHARE - DILUTED                 $  .04            $  (.18)
                                                      ======            =======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    ----------------------
                                                                      2001           2000
                                                                    --------       -------
                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $    417       $(1,616)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                      358           423
      Amortization of deferred stock-based compensation                   81            --
      Provision for doubtful accounts                                    411            --
      Changes in assets and liabilities:
         Receivables                                                     245         1,144
         Inventories                                                    (681)         (447)
         Prepaid expenses                                                (89)         (124)
         Accounts payable and accrued expenses                        (1,956)          759
         Accrued litigation settlement obligation                       (678)           --
         Customer deposits                                            (1,108)        1,551
                                                                    --------       -------
             Net cash from operating activities                       (3,000)        1,690
                                                                    --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (120)         (126)
   Other, net                                                            (20)           43
                                                                    --------       -------
             Net cash from investing activities                         (140)          (83)
                                                                    --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net                                           8             3
                                                                    --------       -------
             Net cash from financing activities                            8             3
                                                                    --------       -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (3,132)        1,610

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                           11,958           789

                                                                    --------       -------
CASH AND EQUIVALENTS AT END OF PERIOD                               $  8,826       $ 2,399
                                                                    ========       =======


        The accompanying notes are an integral part of these statements.

                            ACRES GAMING INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1.      Unaudited Financial Statements

        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

        In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the operating results for the full year or future periods.

2.      Revenue Recognition

        The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized.

        Revenue for hardware sales is generally recognized when hardware components are shipped. For software license revenue, the Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), and Statement of Position 98-9 Modification of SOP 97-2 ("SOP 98-9"), Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2. The Company's sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. SOP 97-2 and SOP 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor ("VSOE"). The Company follows the residual method under SOP 97-2 for software product sales with multiple elements. Software license revenue is recognized upon acceptance of the software. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

3.      Inventories

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                                   SEPTEMBER 30,         JUNE 30,
                                                        2001               2001
                                                   -------------         --------
                                                            (in thousands)
        Raw Materials                                  $3,257             $2,792
        Work-in-progress                                   49                 47
        Finished Goods                                  2,139              1,925
                                                       ------             ------
        Total inventories                              $5,445             $4,764
                                                       ======             ======

4.      Capitalized Software and Research and Development Costs

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $758,000 and $670,000, were $303,000 and $391,000 at September 30, 2001 and June 30, 2001,
respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $88,000 and $88,000 of amortization for the three-month period ended September 30, 2001 and September 30, 2000, respectively. All research and development costs are expensed as incurred.

5.      Income Taxes

        At September 30, 2001, the Company has cumulative net operating losses of approximately $12.4 million available to offset future taxable income through 2020. The full realizability of these net operating loss carryforwards is uncertain and the Company has provided a valuation allowance for the entire amount. Accordingly, no income tax benefit was recorded for the quarter ended September 30, 2001. Net operating loss carryforwards are expected to be utilized to reduce any taxable income in fiscal 2002, and therefore no income tax provision has been recorded for the quarter ended September 30, 2001.

6.      Commitments and Contingencies

        Two related lawsuits were filed in the U.S. District Court alleging violation of the federal securities laws by the Company and its executive officers. Those suits were consolidated into one combined action that received class certification for a class consisting of the purchasers of the Company's Common Stock during the period from March 26, 1997 to December 11, 1997. In September 2000, the Company and the plaintiffs agreed to settle the litigation. Under the terms of the settlement, the Company became obligated to pay $435,000 and could elect to make additional cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company's Common Stock at $2.50 per share, valued at $1.6 million. The Company recorded a one-time charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option.

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

        The defense of this suit with Anchor was accepted by the Company's former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. Summary judgment motions have been filed by both parties and are pending. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition or results of operations.

        In the second action regarding the WOG patents, now pending in U.S. District Court for the District of Oregon, the Company has filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture (collectively, "Anchor") alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys' fees. The lawsuit has been stayed pending resolution of the first Anchor lawsuit.

        A series of related lawsuits resulting from the Company's efforts to enforce its patent rights or third parties' efforts to challenge the Company's patent rights, have been settled or adjudicated. The suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems ("CDS"), Sunset Station Hotel and Casino, respectively, were dismissed with prejudice. In March 2001, a jury validated four of the Company's patents and found that Mikohn had infringed two of the Company's patents. The Company was awarded damages against Mikohn by a jury in the amount of $1.5 million. The Court denied Mikohn's post-trial motions to overturn the jury verdict and ruled that the Company is entitled to recover additional damages for Mikohn's infringement after June 1999. Mikohn has filed a notice of appeal.

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

        The Company entered into an employment agreement with Floyd W. Glisson effective as of January 1, 2001 (the "Glisson Employment Agreement"), pursuant to which Mr. Glisson received a base salary of $250,000 for the period from January 1, 2001 to June 30, 2001, was granted a restricted stock award for 300,000 shares of the Company's common stock, and received a bonus of $250,000 for the fiscal year ended June 30, 2001. Half, or 150,000 shares, of the restricted stock become unrestricted on June 30, 2003, and the remaining 150,000 shares become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson's employment is terminated by the Company without cause. Pursuant to the Glisson Employment Agreement, Mr. Glisson will receive severance payments equal to 1.6 times his annual base salary under certain circumstances. Currently, Mr. Glisson's annual compensation under the Glisson Employment Agreement consists of a base salary of $275,000 and a bonus of up to ninety percent of his annual base salary depending on the Company's performance as measured against targets set by the Board of Directors.

7.      Per Share Computation

        The Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding is used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive.

                                                           FOR THE THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                           --------------------
                                                            2001         2000
                                                           -------      -------
                                                           (in thousands except
                                                              per share data)
    Weighted average number of shares of common stock
    and common stock equivalents outstanding               $   417      $(1,616)

       Weighted average number of common shares
       outstanding - basic                                   9,022        8,915

       Dilutive effect of warrants and employee
       stock options after application of the
       treasury stock method                                   204           --

       Dilutive effect of redeemable convertible
       preferred stock after application of the
       if-converted method                                   1,598           --

       Weighted average number of common shares
       outstanding - diluted                                10,824        8,915
                                                           -------      -------
    Earnings (loss) per share - basic                      $   .05      $  (.18)
                                                           =======      =======

    Earnings (loss) per share - diluted                    $   .04      $  (.18)
                                                           =======      =======

        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                               FOR THE
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          ------------------
                                                           2001         2000
                                                          -----        -----
                                                            (in thousands)
    Warrants and employee stock options                     357          822
    Redeemable convertible preferred stock, if
    converted, assuming conversion at rates in
    effect at each respective period end                     --        2,228

        The Stock Purchase Agreement between IGT and the Company pursuant to which IGT purchased 519,481 shares of Series A Stock restricts IGT's ownership of the Company's Common Stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Series A Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT's right to convert shares of Series A Stock as well as limiting IGT's rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Series A Stock may be converted. As of September 30, 2001, the Series A Stock could have been converted into 1,598,467 shares of Common Stock, or 14.7% of the post-conversion shares outstanding.

8.  Deferred Compensation

        The Company entered into an employment agreement with Floyd W. Glisson effective as of January 1, 2001 (the "Glisson Employment Agreement"), pursuant to which Mr. Glisson received a base salary of $250,000 for the period from January 1, 2001 to June 30, 2001, was granted a restricted stock award for 300,000 shares of the Company's common stock, and received a bonus of $250,000 for the fiscal year ended June 30, 2001. Half, or 150,000 shares, of the restricted stock become unrestricted on June 30, 2003, and the remaining 150,000 shares become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson's employment is terminated by the Company without cause. Pursuant to the Glisson Employment Agreement, Mr. Glisson will receive severance payments equal to 1.6 times his annual base salary under certain circumstances. Currently, Mr. Glisson's annual compensation under the Glisson Employment Agreement consists of a base salary of $275,000 and a bonus of up to ninety percent of his annual base salary depending on the Company's performance as measured against targets set by the Board of Directors.

        The 300,000 restricted shares of the Company's Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company's balance sheet. As of September 30, 2001 and as of June 30, 2001, approximately 58,000 and 33,000 would become unrestricted if Mr. Glisson's employment is terminated by the Company, respectively. The Company recorded approximately $81,000 and $0 of compensation expense for the three-month period ended September 30, 2001 and September 30, 2000, respectively. Approximately $796,000 and $877,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of September 30, 2001 and June 30, 2001, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company develops, manufactures and markets electronic equipment and software for the casino gaming industry. Many of the Company's products are based on its proprietary Acres Bonusing Technology(TM) and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

        The Company's financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

RESULTS OF OPERATIONS

        The Company's net revenues during the quarter ended September 30, 2001 were $6.1 million, an increase of $3.4 million, or 122% over the revenues in the quarter ended September 30, 2000 of $2.7 million. The increase in revenues is primarily attributable to an increase in the number of customers the Company had during the quarter compared to the prior year quarter. The Company's revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues for the quarter ended September 30, 2001 consisted of $3.5 million in hardware components sold to a variety of customers with approximately 76% of this amount being delivered through IGT for the MGM Grand installation of the Company's products. The remaining $2.6 million in revenues for the quarter was for software and services sold to a number of customers. Revenues in the quarter ended September 30, 2000 consisted of $1.9 million in hardware sales and $808,000 of software and service sales, both being derived from a smaller number of customers than during the current quarter.

        Gross profit margin increased to 49% in the quarter ended September 30, 2001, from 23% in the quarter ended September 30, 2000. The increase in gross profit margin was primarily attributable to the fact that software sales, which made up a greater percentage of the current quarter sales, carry a higher gross profit margin than the hardware sales recorded in the quarter ended September 30, 2000. The increase in gross profit margins was partially offset by an increase in overhead expenses of approximately 29% related to an increase in staffing this quarter compared to the prior year quarter.

        The Company's research and development expenses increased to $1.5 million in the quarter ended September 30, 2001, from $1.1 million for the quarter ended September 30, 2000. This increase resulted primarily from an increase in research and development personnel. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage and develop additional Bonusing software and bonus games.

        Selling, general and administrative expenses increased by $11,000 during the current quarter compared to the quarter ended September 30, 2000. This increase resulted primarily from increased sales volume in the current quarter as compared to the same quarter in the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 19% during the current quarter from 42% in the prior year quarter, due to increased revenues in the current quarter as compared to the quarter ended September 30, 2000 and the fixed nature of many of these expenses.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2001, the Company had cash and equivalents of $8.8 million, compared to $12.0 million as of June 30, 2001. The decrease is primarily attributed to the decrease in current liabilities of $3.7 million during the quarter. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase.

        IGT owns 519,481 shares of the Company's Series A Convertible Preferred Stock. IGT and the Company each has the right to cause the Company to redeem such shares for a price equal to the original purchase price of the shares, which was approximately $5.0 million, plus any declared but unpaid dividends on or after the earlier of January 28, 2002 or when the Company's major common stockholder reduces his ownership to fewer than 1 million shares of the Company's common stock. If the Company redeems the Series A Stock, such redemption could have a material adverse effect on the Company's liquidity. The Company has no present intention to call the Series A Stock for redemption, nor does the Company have any information concerning whether or when IGT intends to cause the Company to redeem the Series A Stock.

        The Company has no debt outstanding but has secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. The revolving credit facility contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. As of September 30, 2001, the Company had no borrowings outstanding and was in compliance with all financial covenants. The current credit facility will expire in January 2002.

        At September 30, 2001, the Company had collected $5.6 million in advance deposits against its order backlog of approximately $18.5 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered several months after the receipt of an order.

        The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

        Pursuant to the settlement agreement with respect to its shareholder litigation, the Company is obligated to pay $2.3 million in cash, of which $1.0 million had been paid as of September 30, 2001. The remaining $1.3 million is payable by January 31, 2002. The Company believes that these payments will not have a material adverse effect on the Company's liquidity.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

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

        The Company's results of operations were not affected by the foreign exchange contract. The Company had no foreign exchange contracts during fiscal 2001 and has no current plans to enter into any such contracts.

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended June 30, 2001.

        Forward-looking statements contained in this Form 10-Q relate to the Company's plans and expectations as to: sales backlog; adequacy of cash and equivalents balances to fund the Company's operations; anticipated future sales; revenue recognition; cash collections; scheduled product installation dates; new product development and introduction; the availability of funds under the line of credit on terms acceptable to both the Company and the lending bank; patent protection; and litigation results and settlements.

        The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the risk that revenues could be negatively affected as the result of the effects on the U.S. economy and the gaming industry of the terrorist attacks of September 11, 2001; the possibility that changes in the agreement between IGT and MGM MIRAGE to provide the Company's products for installation in MGM MIRAGE properties (to which the Company is not a party) could adversely affect revenues anticipated by the Company from IGT; the possibility that the Company's suppliers may not be able to meet required delivery schedules for components of the products; the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; developments in the Company's relationship with IGT; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; the ability of the Company to borrow under the line of credit; competition; government regulation; market acceptance; customer concentration; technological change; the effect of economic conditions on the gaming industry generally and the results of pending litigation.


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



                                     ACRES GAMING INCORPORATED
                                            (Registrant)



Date: November 14, 2001              By  /s/ Patrick W. Cavanaugh
                                       ----------------------------------
                                     Patrick W. Cavanaugh
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer
                                     (authorized officer and principal financial
                                     and chief accounting officer)

                                INDEX TO EXHIBITS



EXHIBIT
  NO.        DESCRIPTION
-------      -----------
  3.1        Articles of Incorporation of Acres Gaming Incorporated, as
             amended(1)

  3.2        Bylaws of Acres Gaming Incorporated, as amended(2)

+10.1        Employment Agreement between Acres Gaming Incorporate and Floyd W.
             Glisson, dated effective as of January 1, 2001.

--------------------
 +   Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.