Form 10-Q
period 2001-12-31
ACRES GAMING INC
filed 2002-02-14
CIK 912601

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 0-22498

Acres Gaming Incorporated
 (Exact name of registrant as specified in its charter)

Nevada	88-0206560

(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

7115 Amigo Street, Suite 150
Las Vegas, NV 89119
(Address of principal executive offices)

702-263-7588
(Registrant’s telephone number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

         The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of January 31, 2002 was 9,283,006.

ACRES GAMING INCORPORATED

Page

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheets at December 31, 2001 (unaudited) and June 30, 2001	1

Statements of Operations for the Three and Six Months Ended

December 31, 2001 and 2000 (unaudited)	2

Statements of Cash Flows for the Six Months Ended

December 31, 2001 and 2000 (unaudited)	3

Notes to Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	8

PART II — OTHER INFORMATION	12

SIGNATURES	14

INDEX TO EXHIBITS	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACRES GAMING INCORPORATED
BALANCE SHEETS

ASSETS

	December 31, 2001	June 30, 2001
	(unaudited)

	(in thousands)
CURRENT ASSETS:

Cash and equivalents	$12,629	$11,958

Receivables, net of allowance of $933,000 and $592,000 respectively	2,983	3,266

Inventories	5,009	4,764

Prepaid expenses	144	167

Total current assets	20,765	20,155

PROPERTY AND EQUIPMENT:

Furniture and fixtures	2,090	2,006

Equipment	4,390	4,278

Leasehold improvements	486	439

Accumulated depreciation	(5,818)	(5,422)

Total property and equipment	1,148	1,301

OTHER ASSETS	1,179	773

TOTAL ASSETS	$23,092	$22,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,008	$3,104

Accrued compensation	644	1,270

Accrued other expenses	653	958

Customer deposits	5,437	6,663

Litigation settlement obligation	654	2,010

Convertible subordinated debentures	2,109	—

Total current liabilities	10,505	14,005

Convertible subordinated debentures, net of current potion and discount	2,314	—

Total Liabilities	12,819	14,005

REDEEMABLE CONVERTIBLE PREFERRED STOCK	4,948	4,948

STOCKHOLDERS’ EQUITY:

Common Stock, $.01 par value, 50 million shares authorized, 9.3 million shares issued and outstanding	93	93

Additional paid-in capital	20,963	20,944

Additional paid-in capital debenture warrants	720	—

Deferred stock-based compensation, net	(715)	(877)

Accumulated deficit	(15,736)	(16,884)

Total stockholders’ equity	5,325	3,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,092	$22,229

The accompanying notes are an integral part of these balance sheets.

ACRES GAMING INCORPORATED

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2001 and 2000
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

	(in thousands except per share data)
NET REVENUES	$5,346	$10,222	$11,438	$12,960

COST OF REVENUES	1,956	6,116	5,035	8,233

GROSS PROFIT	3,390	4,106	6,403	4,727

OPERATING EXPENSES:

Research and development	1,490	1,034	2,986	2,115

Selling, general and administrative	1,518	1,589	2,680	2,741

Total operating expenses	3,008	2,623	5,666	4,856

INCOME (LOSS) FROM OPERATIONS	382	1,483	737	(129)

OTHER INCOME	347	23	411	19

NET INCOME (LOSS)	$729	$1,506	$1,148	$(110)

NET INCOME (LOSS) PER SHARE — BASIC	$.08	$.17	$.13	$(.01)

NET INCOME (LOSS) PER SHARE — DILUTED	$.07	$.13	$.11	$(.01)

The accompanying notes are an integral part of these statements

ACRES GAMING INCORPORATED

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2001 and 2000
(unaudited)

	Six months ended
	December 31,

	2001	2000

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,148	$(110)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	705	789

Amortization of debt issuance costs	8	—

Amortization of debt discount	18	—

Amortization of deferred stock-based compensation	162	—

Provision for doubtful accounts	341	—

Changes in assets and liabilities:

Receivables	(58)	(3,079)

Inventories	(245)	(349)

Prepaid expenses	23	(85)

Accounts payable and accrued expenses	(3,027)	1,515

Accrued litigation settlement obligation	(1,356)	—

Customer deposits	(1,226)	6,256

Net cash from operating activities	(3,507)	4,937

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(344)	(288)

Other, net	(110)	60

Net cash from investing activities	(454)	(228)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock, net	19	34

Proceeds from convertible subordinated debentures	5,000	—

Debt issuance costs	(387)	—

Net cash from financing activities	4,632	34

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	671	4,743

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	11,958	789

CASH AND EQUIVALENTS AT END OF PERIOD	$12,629	$5,532

Supplemental Disclosure of Non-cash Financing Activities:

Value of warrants issued in conjunction with convertible subordinated debenture	$595,000	—

Value of warrants issued as debt issuance costs	$125,000	—

Value of warrants issued as a cost of equity	$128,000	—

The accompanying notes are an integral part of these statements.

ACRES GAMING INCORPORATED

Notes to Unaudited Financial Statements

1. Unaudited Financial Statements

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

         In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. The results of operations for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the operating results for the full year or future periods.

2. Revenue Recognition

         The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Customer deposits received under sales agreements are reflected as liabilities until the related revenue is recognized.

         Revenue for hardware sales is generally recognized when hardware components are shipped. For software license revenue, the Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position 98-9 Modification of SOP 97-2 (“SOP 98-9”), Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2. The Company’s sales of software products generally include multiple elements such as installation of software, training, post-contract customer support and maintenance services. SOP 97-2 and SOP 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor (“VSOE”). The Company follows the residual method under SOP 97-2 for software product sales with multiple elements. Software license revenue is recognized upon acceptance of the software. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

         During the quarter ended December 31, 2001, the Company settled ongoing litigation with Mikohn Gaming Corp. and entered into a royalty agreement to license bonusing patents to Mikohn. Mikohn paid the Company $1.5 million, of which $1.2 million related to past royalties and is included in net revenues for the three and six-months ended December 31, 2001, and the remaining $339,000 is included in other income as a gain on litigation settlement for the three and six-months ended December 31, 2001.

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

3. Inventories

         Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	December 31,	June 30,
	2001	2001

	(in thousands)
Raw Materials	$3,435	$2,792

Work-in-progress	88	47

Finished Goods	1,486	1,925

Total inventories	$5,009	$4,764

4. Capitalized Software and Research and Development Costs

         Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $847,000 and $670,000, were $214,000 and $391,000 at December 31, 2001 and June 30, 2001, respectively, and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $177,000 and $177,000 of amortization for the six-month periods ended December 31, 2001 and December 31, 2000, respectively. All research and development costs are expensed as incurred.

5. Income Taxes

         At December 31, 2001, the Company has cumulative net operating losses of approximately $11.7 million available to offset future taxable income through 2020. The full realizability of these net operating loss carryforwards is uncertain and the Company has provided a valuation allowance for the entire amount. Accordingly, no income tax benefit was recorded for the quarter ended December 31, 2001. Net operating loss carryforwards are expected to be utilized to reduce any taxable income in fiscal 2002, and therefore no income tax provision has been recorded for the quarter ended December 31, 2001.

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

         Two lawsuits have been filed regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that have been assigned to Anchor Gaming (“Anchor”). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company’s supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages for patent infringement and breach of contract, compensatory damages substantially in excess of $1 million for breach of warranty, treble damages, costs of suit, and attorney’s fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. Discovery in the lawsuit is formally closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company’s financial condition and results of operations.

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

         A series of related lawsuits resulting from the Company’s efforts to enforce its patent rights or third parties’ efforts to challenge the Company’s patent rights, have been settled or adjudicated. The suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems (“CDS”), Sunset Station Hotel and Casino, respectively, were dismissed with prejudice. In March 2001, a jury validated four of the Company’s patents and found that Mikohn had infringed two of the Company’s patents. The Company was awarded damages against Mikohn by a jury in the amount of $1.5 million. The Court denied Mikohn’s post-trial motions to overturn the jury verdict and ruled that the Company is entitled to recover additional damages for Mikohn’s infringement after June 1999. Effective December 27, 2001, the Company and Mikohn settled this litigation. Pursuant to the settlement agreement, Mikohn agreed to license the Company’s bonusing patents, paid the Company a settlement of $1.5 million, of which $1.2 million was for use of the patents prior to September 1, 2001 and agreed to pay additional royalties for future use of those patents.

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

         On December 28, 2001, the Company filed its answer and counterclaims in a lawsuit filed on November 16, 2001 by Wild Game NG, LLC, a Nevada limited liability company, dba Siena Hotel Spa Casino, in the Second Judicial District Court of the State of Nevada in the County of Washoe. Siena owns and operates a casino located in Reno, Nevada. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena’s casino. In its complaint Siena seeks unspecified damages in excess of $10,000. The Company believes that Siena’s claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company’s hardware in Siena’s casino. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition or results of operations.

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

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,

	2001	2000	2001	2000

	(in thousands except per share data)
Net income (loss) allocable to common stockholders	$729	$1,506	$1,148	$(110)

Weighted average number of shares of common stock and common stock equivalents outstanding:

Weighted average number of common shares outstanding for computing basic earnings per share	9,048	8,941	9,035	8,928

Dilutive effect of warrants and employee stock options after application of the treasury stock method	250	123	228	—

Dilutive effect of convertible subordinated debentures after application of the if-converted method	129	—	129	—

Dilutive effect of redeemable convertible preferred stock after application of the if-converted method	1,071	2,229	1,071	—

Weighted average number of common shares outstanding for computing diluted earnings per share	10,498	11,293	10,463	8,928

Earnings (loss) per share — basic	$.08	$.17	$.13	$(.01)

Earnings (loss) per share — diluted	$.07	$.13	$.11	$(.01)

         The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,

	2001	2000	2001	2000

	(in thousands)
Warrants and employee stock options	624	800	624	1,253

Redeemable convertible preferred stock, if converted, assuming conversion at rates in effect at each respective period end	—	—	—	2,228

         The Stock Purchase Agreement between IGT and the Company pursuant to which IGT purchased 519,481 shares of Series A Stock restricts IGT’s ownership of the Company’s Common Stock. Without the consent of the Company, IGT may not own more than 20% of the outstanding Common Stock, including, for purposes of the calculation, the shares of Common Stock into which the Series A Stock owned by IGT is convertible. The Company believes that this provision operates to limit IGT’s right to convert shares of Series A Stock as well as limiting IGT’s rights to purchase additional shares of Common Stock. IGT has asserted that the agreement does not limit the number of shares into which the Series A Stock may be converted. As of December 31, 2001, the Series A Stock could have been converted into 1,070,665 shares of Common Stock, or 10.4% of the post-conversion shares outstanding. On December 26, 2001, IGT exercised its right to cause the redemption of all of the 519,481 shares of Series

A Preferred Stock. Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate of $5 million.

8. Deferred Compensation

         The Company entered into an employment agreement with Floyd W. Glisson effective as of January 1, 2001 (the “Glisson Employment Agreement”), pursuant to which Mr. Glisson received a base salary of $250,000 for the period from January 1, 2001 to June 30, 2001, was granted a restricted stock award for 300,000 shares of the Company’s common stock, and received a bonus of $250,000 for the fiscal year ended June 30, 2001. Half, or 150,000 shares, of the restricted stock become unrestricted on June 30, 2003, and the remaining 150,000 shares become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson’s employment is terminated by the Company without cause. Pursuant to the Glisson Employment Agreement, Mr. Glisson will receive severance payments equal to 1.6 times his annual base salary under certain circumstances. Currently, Mr. Glisson’s annual compensation under the Glisson Employment Agreement consists of a base salary of $275,000 and a bonus of up to ninety percent of his annual base salary depending on the Company’s performance as measured against targets set by the Board of Directors.

         The 300,000 restricted shares of the Company’s Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company’s balance sheet. As of December 31, 2001 and as of June 30, 2001, approximately 82,000 and 33,000 would become unrestricted if Mr. Glisson’s employment is terminated by the Company, respectively. The Company recorded approximately $163,000 and $0 of compensation expense for the six-month period ended December 31, 2001 and December 31, 2000, respectively. Approximately $715,000 and $877,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of December 31, 2001 and June 30, 2001, respectively.

9. Convertible Subordinated Debentures

         On December 21, 2001, the Company sold to three institutional investors $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company’s common stock at $4.6433 per share. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is due semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock rather than cash at a discounted market price, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants.

         If the Company fails to timely register the common stock issuable upon conversion of the debentures and exercise of the warrants, the holders of the debentures will have the right to convert the outstanding principal amount of the debentures into common stock at a conversion price equal to the lesser of $4.6433 or 90% of an average market price per share (the average of the five lowest daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the 22 consecutive trading days immediately preceding the conversion date). The Company may elect to repay the outstanding principal amount of the debentures in shares of its common stock at this adjusted conversion price rather than in cash. The Company may also elect to make interest payments due under the debentures in shares of its common stock, rather than in cash, at an interest conversion price, which will be calculated as the average of the daily volume-weighted average prices of our common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

         The Company’s net revenues during the quarter ended December 31, 2001 were $5.3 million compared to $10.2 million in the same quarter of fiscal 2001. The decrease in revenues is primarily attributable to the fact that for the quarter ended December 31, 2001, the Company recorded fewer hardware deliveries and software sales compared to the same quarter of fiscal 2001. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues for the quarter ended December 31, 2001 consisted of 1.2 million in royalty revenue for fees the Company received from Mikohn Gaming Corporation for the license of certain of its bonusing patents in connection with the settlement of litigation for past royalties. The current run-rate for the ongoing royalties to be received from this license is approximately $50,000 per quarter. The balance of the revenues included $1.4 million in hardware components and $2.7 million for software and services. Revenues in the quarter ended December 31, 2000 consisted of $7.0 million in hardware sales and $3.2 million of software and service sales.

         For the six-month period ending December 31, 2001, net revenues were $11.4 million compared to $13.0 million in the same period in the prior year. In the first half of the prior fiscal year, net revenues were primarily from sales of the Company’s products for properties operated by Station Casinos, Inc., and from sales of the Company’s products to MGM MIRAGE through IGT and to Mandalay Resort Group as well as to MonteCasino in South Africa and to five Native American casinos in California. The decrease in revenues is primarily attributable to the fact that for the six-month period ended December 31, 2001, the Company recorded fewer hardware deliveries and software sales compared to the same period of fiscal 2001.

         Gross profit margin increased to 63 percent in the current quarter from 40 percent in the same quarter of fiscal 2001. For the first half of fiscal 2002, gross profit margins were 56 percent versus 36 percent in the same period of fiscal 2001. The increase in gross profit margins was primarily attributable to the fact that software sales and royalty fees, which made up a greater percentage of revenue in the current quarter and first half of fiscal 2002, carry a higher gross profit margin than the hardware sales recorded in the same periods of fiscal 2001.

         The Company’s research and development expenses increased to $1.5 million in the quarter ended December 31, 2001, from $1.0 million for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, research and development expenses increased to $3.0 from $2.1 million in the same period of the prior year. This increase resulted primarily from an increase in research and development personnel. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage and develop additional bonusing software and games.

         Selling, general and administrative expenses decreased by $71,000 during the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, selling, general and administrative expenses decreased by $61,000 compared to the six-month period ended December 31, 2000. These decreases resulted primarily from a reduction in legal expenses during the periods ended December 31, 2001, compared to the periods ended December 31, 2000.

         Other income, net, was $347,000 for the current quarter compared to $23,000 in the same quarter of fiscal 2001. This increase in other income consisted principally of a $339,000 gain from the settlement of litigation. Other income was $411,000 for the six-month period ended December 31, 2001, compared to $19,000 for the same period in fiscal 2001. The increase in other income in the first half of fiscal 2002 is primarily due to the gain resulting from settlement of litigation with Mikohn recorded during the current quarter.

Liquidity and Capital Resources

         At December 31, 2001, the Company had $12.6 million in cash and equivalents. On December 21, 2001, the Company sold $5 million principal amount of 6% subordinated convertible debentures and warrants in a private placement.

         IGT owns 519,481 shares of the Company’s Series A Convertible Preferred Stock. IGT and the Company each has the right to cause the Company to redeem such shares for a price equal to the original purchase price of the shares, which was approximately $5.0 million, plus any declared but unpaid dividends on or after the earlier of January 28, 2002 or when the Company’s major common stockholder reduces his ownership to fewer than 1 million shares of the Company’s common stock. On December 26, 2001, IGT exercised its right to cause the redemption of all of the 519,481 shares of Series A Preferred Stock. Effective January 28, 2002, the Company used the proceeds from the sale of the debentures and warrants to redeem all of its 519,481 outstanding shares of Series A Convertible Preferred Stock.

         The Company had secured a revolving credit facility to provide up to $3.5 million in financing secured by inventory and accounts receivable. The revolving credit facility expired as of January 1, 2002. The Company is currently soliciting proposals for a new credit facility.

         At December 31, 2001, the Company had collected $5.4 million in advance deposits against its order backlog of approximately $20.1 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered several months after the receipt of an order.

         The Company does not have any material ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

         Pursuant to the settlement agreement with respect to its shareholder litigation, the Company is obligated to pay $2.0 million in cash, of which $1.3 million had been paid as of December 31, 2001. The remaining $654,000 was paid on January 30, 2002.

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

Forward-Looking Information

         Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the fiscal year ended June 30, 2001.

         Forward-looking statements contained in this Form 10-Q relate to the Company’s plans and expectations as to: sales backlog; adequacy of cash and equivalents balances to fund the Company’s operations; anticipated future sales; revenue recognition; cash collections and adequacy of cash flow; scheduled product installation dates; new product development and introduction; patent protection; availability of a line of credit on terms acceptable to the Company; litigation results and settlements; and anticipated future royalty payments.

         The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the risk that revenue could be negatively affected as the result of the effects of economic conditions on the gaming industry generally; the possibility that changes in the agreement between IGT and MGM MIRAGE to provide the Company’s products for installation in MGM MIRAGE properties (to which the Company is not a party) could adversely affect revenues anticipated by the Company from IGT; the possibility that the Company’s suppliers may not be able to meet required delivery schedules for components of the products; the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; competition; government regulation; market acceptance; customer concentration; technological change; the results of pending litigation; and the risk that the Company may not receive anticipated royalty revenues.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         A series of related lawsuits resulting from the Company’s efforts to enforce its patent rights or third parties’ efforts to challenge the Company’s patent rights, have been settled or adjudicated. The suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems (“CDS”), Sunset Station Hotel and Casino, respectively, were dismissed with prejudice. In March 2001, a jury validated four of the Company’s patents and found that Mikohn had infringed two of the Company’s patents. The Company was awarded damages against Mikohn by a jury in the amount of $1.5 million. The Court denied Mikohn’s post-trial motions to overturn the jury verdict and ruled that the Company is entitled to recover additional damages for Mikohn’s infringement after June 1999. Effective December 27, 2001, the Company and Mikohn settled this litigation. Pursuant to the settlement agreement, Mikohn agreed to license the Company’s bonusing patents, paid the Company a settlement of $1.5 million, of which $1.2 million was for use of the patents prior to September 1, 2001 and agreed to pay additional royalties for future use of those patents.

         On December 28, 2001, the Company filed its answer and counterclaims in a lawsuit filed on November 16, 2001 by Wild Game NG, LLC, a Nevada limited liability company, dba Siena Hotel Spa Casino, in the Second Judicial District Court of the State of Nevada in the County of Washoe. Siena owns and operates a casino located in Reno, Nevada. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena’s casino. In its complaint Siena seeks unspecified damages in excess of $10,000. The Company believes that Siena’s claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company’s hardware in Siena’s casino. The Company does not expect the outcome of the litigation to have a material adverse effect on its financial condition or results of operations.

Item 2. Changes in Securities

         On December 21, 2001, the Company sold to three institutional investors, Riverview Group, LLC, Omicron Partners, L.P. and Deephaven Private Placement Trading, Ltd., $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company’s common stock at $4.6433 per share and warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is due semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock rather than cash at a discounted market price, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to Roth Capital Partners, LLC, the placement agent in connection with the sale of the debentures.

         If the Company fails to timely register the common stock issuable upon conversion of the debentures and exercise of the warrants, the holders of the debentures will have the right to convert the outstanding principal amount of the debentures into common stock at a conversion price equal to the lesser of $4.6433 or 90% of an average market price per share (the average of the five lowest daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the 22 consecutive trading days immediately preceding the conversion date). The Company may elect to repay the outstanding principal amount of the debentures in shares of its common stock at this adjusted conversion price rather than in cash. The Company may also elect to make interest payments due under the debentures in shares of its common stock, rather than in cash, at an interest conversion price, which will be calculated as the average of the daily volume-weighted average prices of our common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date.

         Each of the investors represented that it is an accredited investor as such term is defined in Rule 501 under the Securities Act of 1933, as amended. With respect to the issuance of the debentures and warrants, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the provisions of Regulation D promulgated under the Act.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company’s Annual Meeting of Shareholders was held on December 12, 2001. The following actions were taken at the meeting:

         Election of Directors. Floyd W. Glisson, Ronald G. Bennett, Robert W. Brown, Roger B. Hammock and David R. Willensky were elected to serve as directors for a term of one year with the holders of shares voting as follows:

Director	Votes FOR	WITHHOLD AUTHORITY

Floyd W. Glisson	6,027,126	2,502,011

Ronald G. Bennett	7,338,897	1,190,240

Robert W. Brown	7,463,485	1,065,652

Roger B. Hammock	7,324,662	1,204,475

David R. Willensky	7,338,997	1,190,140

         Ratification of Appointment of Arthur Andersen LLP as Independent Public Accountants. The Board of Directors’ appointment of Arthur Andersen as independent public accountants was ratified. The holders of 8,512,212 shares voted FOR the ratification, holders of 12,850 shares voted AGAINST and holders of 4,075 shares ABSTAINED.

Item 5. Other Events

         Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate price of $5 million. The Company used the proceeds from the sale of convertible subordinated debentures to fund this redemption.

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

ACRES GAMING INCORPORATED (Registrant)

Date: February 14, 2002	By /s/ Patrick W. Cavanaugh Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer (authorized officer and principal financial and chief accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1(1)	Articles of Incorporation of Acres Gaming Incorporated, as amended

3.2(2)	Bylaws of Acres Gaming Incorporated, as amended

4.1(3)	Convertible Subordinated Debentures and Warrants Purchase Agreement dated December 21, 2001, by and between Acres Gaming Incorporated, Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC.

4.2(3)	Form of Convertible Subordinated Debenture dated December 21, 2001, entered into by Acres Gaming Incorporated and each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC in the amounts of $1,500,000, $1,000,000 and $2,500,000, respectively.

4.3(3)	Form of Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC for 53,302, 35,535 and 88,837 shares of common stock, respectively.

4.4(3)	Registration Rights Agreement dated December 21, 2001, by and between Acres Gaming Incorporated and Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC.

4.5(3)	Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to Roth Capital Partners, LLC.

(1)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-77050), filed with the Commission on January 18, 2002.