Form 10-Q
period 2002-03-31
ACRES GAMING INC
filed 2002-05-15
CIK 912601

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of April 30, 2002 was 9,290,531.

                            ACRES GAMING INCORPORATED

                                Table of Contents


                                                                                Page
                                                                                ----
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2002 (unaudited) and June 30, 2001       1

Consolidated Statements of Operations for the Three and Nine Months Ended
        March 31, 2002 and 2001 (unaudited)                                       2

Consolidated Statements of Cash Flows for the Nine Months Ended
        March 31, 2002 and 2001 (unaudited)                                       3

Notes to Consolidated Financial Statements                                        4


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                 8


PART II -- OTHER INFORMATION                                                     12

SIGNATURES                                                                       14

INDEX TO EXHIBITS                                                                15

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            ACRES GAMING INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31, 2002
                                                                                (UNAUDITED)     JUNE 30, 2001
                                                                             ----------------   --------------
                                                                             (in thousands, except share data)
                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                            $  7,307         $ 11,958
  Receivables, net of allowance of $932 and $592, respectively                       4,120            3,266
  Inventories                                                                        4,600            4,764
  Prepaid expenses                                                                     161              167
                                                                                  --------         --------
    Total current assets                                                            16,188           20,155
                                                                                  --------         --------

PROPERTY AND EQUIPMENT:
  Furniture and fixtures                                                             2,113            2,006
  Equipment                                                                          4,388            4,278
  Leasehold improvements                                                               486              439
  Accumulated depreciation                                                          (6,029)          (5,422)
                                                                                  --------         --------
    Total property and equipment, net                                                  958            1,301

OTHER ASSETS, Net                                                                      971              773
                                                                                  --------         --------

TOTAL ASSETS                                                                      $ 18,117         $ 22,229
                                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  1,895         $  3,104
  Accrued compensation                                                                 496            1,270
  Accrued other expenses                                                               263              958
  Customer deposits                                                                  5,323            6,663
  Litigation settlement obligation                                                      --            2,010
  Convertible subordinated debentures, current                                       3,000               --
  Note payable, current                                                                100               --
                                                                                  --------         --------
    Total current liabilities                                                       11,077           14,005

  Convertible subordinated debentures, net of current portion and discount           1,496               --
  Note payable, net of current portion                                                 394               --
                                                                                  --------         --------
    Total liabilities                                                               12,967           14,005

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                  --            4,948

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 50 million shares authorized, 9.3
      million shares issued and outstanding                                             93               93
  Additional paid-in capital                                                        20,965           20,944
  Additional paid-in capital debenture warrants                                        720               --
  Deferred stock-based compensation, net                                              (633)            (877)
  Accumulated deficit                                                              (15,995)         (16,884)
                                                                                  --------         --------
    Total stockholders' equity                                                       5,150            3,276
                                                                                  --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 18,117         $ 22,229
                                                                                  ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ACRES GAMING INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   MARCH 31,                   MARCH 31,
                                           -----------------------      ----------------------
                                             2002           2001          2002          2001
                                           --------       --------      --------      --------
                                                   (in thousands except per share data)
NET REVENUES                               $  5,632       $ 17,465      $ 17,069      $ 30,425

COST OF REVENUES                              2,853         11,180         7,888        19,413
                                           --------       --------      --------      --------
GROSS PROFIT                                  2,779          6,285         9,181        11,012
                                           --------       --------      --------      --------

OPERATING EXPENSES:
  Research and development                    1,451          1,233         4,437         3,348
  Selling, general and administrative         1,374          2,530         4,054         5,271
                                           --------       --------      --------      --------

    Total operating expenses                  2,825          3,763         8,491         8,619
                                           --------       --------      --------      --------

INCOME (LOSS) FROM OPERATIONS                   (46)         2,522           690         2,393

OTHER INCOME (EXPENSE), Net                    (213)            74           199            93
                                           --------       --------      --------      --------
NET INCOME (LOSS)                          $   (259)      $  2,596      $    889      $  2,486
                                           ========       ========      ========      ========

NET INCOME (LOSS) PER SHARE - BASIC        $   (.03)      $    .29      $    .10      $    .28
                                           ========       ========      ========      ========

NET INCOME (LOSS) PER SHARE - DILUTED      $   (.03)      $    .25      $    .09      $    .24
                                           ========       ========      ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ACRES GAMING INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        -----------------------
                                                                                          2002           2001
                                                                                        --------       --------
                                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    889       $  2,486
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                          995          1,163
      Amortization of debt issuance costs                                                     84             --
      Amortization of debt discount                                                          175             --
      Amortization of deferred stock-based compensation                                      244             16
      Provision for doubtful accounts                                                        340            120
      Changes in assets and liabilities:
         Receivables                                                                      (1,194)        (6,492)
         Inventories                                                                         164         (1,093)
         Prepaid expenses                                                                      6           (198)
         Accounts payable and accrued expenses                                            (2,678)         4,184
         Accrued litigation settlement obligation                                         (2,010)            --
         Customer deposits                                                                (1,340)         7,878
                                                                                        --------       --------
             Net cash provided by (used in) operating activities                          (4,325)         8,064
                                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (411)          (649)
   Other, net                                                                               (607)            (6)
                                                                                        --------       --------
             Net cash used in investing activities                                        (1,018)          (655)
                                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of preferred stock                                                          (4,948)            --
   Issuance of common stock, net                                                             741             43
   Proceeds from convertible subordinated debentures                                       5,000             --
   Debt issuance costs                                                                      (595)            --
   Proceeds from issuance of note payable                                                    494             --
                                                                                        --------       --------
             Net cash provided by financing activities                                       692             43
                                                                                        --------       --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                           (4,651)         7,452

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                               11,958            789
                                                                                        --------       --------
CASH AND EQUIVALENTS AT END OF PERIOD                                                   $  7,307       $  8,241
                                                                                        ========       ========
Supplemental Disclosure of Non-cash Financing Activities:
  Value of warrants issued in conjunction with convertible subordinated debentures      $    595             --
  Value of warrants issued as debt issuance costs                                       $    125             --
  Value of warrants issued as a cost of equity                                          $    128             --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ACRES GAMING INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      Unaudited Consolidated Financial Statements

        Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited consolidated financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission.

        In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim period. The results of operations for the three- and nine-month periods ended March 31, 2002 are not necessarily indicative of the expected operating results for the full year or future periods.

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

        During the nine months ended March 31, 2002, the Company settled ongoing litigation with Mikohn Gaming Corporation and entered into a royalty agreement to license bonusing patents to Mikohn. Mikohn paid the Company $1.5 million, of which $1.2 million related to past royalties and is included in net revenues for the nine months ended March 31, 2002, and the remaining $339,000 is included in other income as a gain on litigation settlement for the nine months ended March 31, 2002.

        The Company has entered into certain manufacturing royalty agreements where revenue is recognized as the licensed manufacturer sells the related hardware products.

3.      Inventories

        Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

                                MARCH 31,
                                  2002           JUNE 30,
                               (unaudited)         2001
                               -----------       --------
                                      (in thousands)
        Raw materials            $  2,663        $  2,792
        Work-in-progress               56              47
        Finished goods              1,881           1,925
                                 --------        --------

        Total inventories        $  4,600        $  4,764
                                 ========        ========

4.      Capitalized Software and Research and Development Costs

        Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $900,000 and $670,000, were $161,000 and $391,000 at March 31, 2002 and June 30, 2001,
respectively, and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $230,000 and $265,000 of amortization expense for the nine-month periods ended March 31, 2002 and March 31, 2001, respectively.

        All research and development costs are expensed as incurred.

5.      Income Taxes

        At March 31, 2002, the Company had cumulative net operating losses of approximately $12.0 million available to offset future taxable income through 2020. The full realizability of these net operating loss carryforwards is uncertain and the Company has provided a valuation allowance for the entire amount. Accordingly, no income tax benefit was recorded for the quarter ended March 31, 2002.

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

        Two lawsuits have been filed regarding ownership of the Wheel of Gold(TM) ("WOG") technology that is the subject of two patents that have been assigned to Anchor Gaming ("Anchor"). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company's supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages for patent infringement and breach of contract, compensatory damages substantially in excess of $1 million for breach of warranty, treble damages, costs of suit, and attorney's fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. Discovery in the lawsuit is formally closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The defense of this suit with Anchor was accepted by the Company's former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier had a duty to defend the Company against the lawsuit. The insurance carrier has filed a motion seeking to have the court reconsider its decision, which is pending. The Company cannot predict the outcome of this suit.

        In the second action regarding the WOG patents, now pending in U.S. District Court for the District of Oregon, the Company filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture (collectively "Anchor") alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys' fees. The lawsuit has been stayed pending resolution of the first Anchor lawsuit.

        A series of related lawsuits resulting from the Company's efforts to enforce its patent rights or third parties' efforts to challenge the Company's patent rights, have been settled or adjudicated. Effective December 27, 2001, the Company and Mikohn settled this litigation. Pursuant to the settlement agreement, Mikohn agreed to license the Company's bonusing patents, paid the Company a settlement of $1.5 million for use of the patents prior to September 1, 2001 and agreed to pay additional royalties for future use of those patents.

        In a separate but related action, the Company sued a former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by defendants. That suit is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier for approximately $170,000 in defense costs previously paid by that insurance carrier. The Company has filed a motion seeking to have the court reconsider its decision, which is pending. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        Wild Game NG, LLC, a Nevada limited liability company, which owns and operates Siena Hotel Spa Casino in Reno, Nevada, filed a lawsuit against the Company in November 2001 in the Second Judicial District Court of the State of Nevada in the County of Washoe. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena's casino. Siena seeks unspecified damages in excess of $10,000. The Company believes that Siena's claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company's hardware in Siena's casino. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                                                            FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                               ENDED MARCH 31,              ENDED MARCH 31,
                                                           -----------------------      ----------------------
                                                             2002           2001          2002          2001
                                                           --------       --------      --------      --------
                                                                    (in thousands, except per share data)
                                                                                (unaudited)
Net income (loss) allocable to common stockholders         $   (259)      $  2,596      $    889      $  2,486

   Dilutive effect of interest on convertible
   subordinated debentures                                       --             --            84            --
                                                           --------       --------      --------      --------
   Net income (loss) allocable to common
   shareholders                                            $   (259)      $  2,596      $    973      $  2,486
                                                           ========       ========      ========      ========

Weighted average number of shares of common stock and common stock equivalents outstanding:

   Weighted average number of common shares
   outstanding for computing basic earnings per
   share                                                      9,074          9,009         9,121         8,940

   Dilutive effect of warrants and employee stock
   options after application of the treasury
   stock method                                                  --            262           243           187

   Dilutive effect of redeemable convertible
   debentures after application of the
   if-converted method                                           --             --         1,077            --

   Dilutive effect of redeemable convertible
   preferred stock after application of the
   if-converted method                                           --          1,291            --         1,291

                                                           --------       --------      --------      --------
   Weighted average number of common shares
   outstanding for computing diluted earnings per
   share                                                      9,074         10,562        10,441        10,418
                                                           ========       ========      ========      ========

                                                           --------       --------      --------      --------
Earnings (loss) per share - basic                          $   (.03)      $    .29      $    .10      $    .28
                                                           ========       ========      ========      ========

                                                           --------       --------      --------      --------
Earnings (loss) per share - diluted                        $   (.03)      $    .25      $    .09      $    .24
                                                           ========       ========      ========      ========

        The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

                                                        FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                           ENDED MARCH 31,             ENDED MARCH 31,
                                                        --------------------        --------------------
                                                         2002          2001          2002          2001
                                                        ------        ------        ------        ------
                                                                          (in thousands)
                                                                           (unaudited)
Warrants and employee stock options                        648           419           686           465
Redeemable convertible subordinated
debentures, if converted, assuming conversion
at rates in effect at each respective period end         1,077            --            --            --

        Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate cost of $5.0 million. The Company used the proceeds from the sale of 6% convertible subordinated debentures to fund this redemption.

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

        The 300,000 restricted shares of the Company's Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company's balance sheet. As of March 31, 2002 and as of June 30, 2001, approximately 83,000 and 33,000 shares, respectively would become unrestricted if Mr. Glisson's employment were terminated by the Company. The Company recorded approximately $244,000 and $98,000 of compensation expense for the nine-month periods ended March 31, 2002 and March 31, 2001, respectively. Approximately $633,000 and $877,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of March 31, 2002 and June 30, 2001, respectively.

9.      Redeemable Convertible Debentures

        On December 21, 2001, the Company sold to three institutional investors $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company's common stock at $4.6433 per share. The investors also acquired warrants to purchase 177,674 shares of the Company's common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is due semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock at a discounted price rather than cash, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants. Pursuant to a Form S-3 Registration Statement, which became effective as of February 25, 2002, the Company has registered sufficient shares of common stock to be issued upon conversion of the debentures or exercise of the warrants.

        The Company may elect to repay the outstanding principal amount of the debentures in shares of its common stock, rather than in cash, at a conversion price equal to the lesser of $4.6433 or 90% of an average market price per share (the average of the five lowest daily volume-weighted average prices of the Company's common stock on the Nasdaq Small Cap Market for the 22 consecutive trading days immediately preceding the conversion date). The Company may also elect to make interest payments due under the debentures in shares of its common stock, rather than in cash, at an interest conversion price, which will be calculated as the average of the daily volume-weighted average prices of the Company's common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date.


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

        The Company's financial position, operating results or cash flows may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

RESULTS OF OPERATIONS

        The Company's net revenues during the quarter ended March 31, 2002 were $5.6 million compared to $17.5 million in the same quarter of fiscal 2001. The decrease in revenues is primarily attributable to the fact that for the quarter ended March 31, 2002, the Company's contract with Station Casinos contains provisions that restrict our ability to recognize revenue until certain additional bonuses are installed and the Company recorded fewer hardware deliveries to and software installations for large customers compared to the same quarter of fiscal 2001. The Company's revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues for the quarter ended March 31, 2002 consisted of $3.0 million for hardware components and $2.6 million for software and services sold to a number of customers. Revenues in the quarter ended March 31, 2001 consisted of $15.8 million in hardware sales and $1.7 million of software and service sales.

        For the nine-month period ending March 31, 2002, net revenues were $17.1 million compared to $30.4 million during the same period in the prior year. Revenues for the nine months ended March 31, 2002 included $1.2 million in royalty revenue for fees the Company received from Mikohn Gaming Corporation for the license of certain of its bonusing patents in connection with the settlement of litigation for past royalties. The balance of the revenues included $7.8 million for hardware components and $8.1 million for software and services sold to a number of customers. In the first nine months of the prior fiscal year, net revenues were primarily from sales of the Company's products for properties operated by Station Casinos, Inc., and from sales of the Company's products to MGM MIRAGE through IGT and to Mandalay Resort Group as well as to MonteCasino in South Africa and to five Native American casinos in California. The decrease in revenues is primarily attributable to the fact that for the nine-month period ended March 31, 2002, the Company recorded fewer hardware deliveries to and software installation for large customers compared to the same period of fiscal 2001.

         Gross profit margin increased to 49 percent in the current quarter from 36 percent in the same quarter of fiscal 2001. For the first nine months of fiscal 2002, gross profit margins were 54 percent versus 36 percent in the same period of fiscal 2001. The increase in gross profit margins was primarily attributable to the fact that software sales and royalty fees, which made up a greater percentage of revenue in the current quarter and first nine months of fiscal 2002, carry a higher gross profit margin than the hardware sales which made up a larger percentage of revenue recorded in the same periods of fiscal 2001.

        The Company's research and development expenses increased to $1.5 million in the quarter ended March 31, 2002, from $1.2 million for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, research and development expenses increased to $4.4 million from $3.3 million in the same period of the prior year. This increase resulted primarily from an increase in research and development personnel. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage and develop additional Bonusing software and bonus games.

        Selling, general and administrative expenses decreased by $1.2 million during the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, selling, general and administrative expenses decreased by $1.2 from $5.3 million for the same period in the prior year. These decreases resulted primarily from a reduction in legal expenses during the three- and nine-month periods ended March 31, 2002, compared to the same periods ended March 31, 2001.

        Other income (expense), net, was $(213,000) for the current quarter compared to $74,000 in the same quarter of fiscal 2001. This decrease in other income (expense) consisted principally of an increase in interest expense and amortization of debt issuance costs of $230,000 during the current quarter compared to the prior year quarter. Other income was $199,000 for the nine-month period ended March 31, 2002, compared to $93,000 for the same period in fiscal 2001. The increase in other income in the first nine months of fiscal 2002 is primarily due to the gain resulting from settlement of litigation with Mikohn which was partially offset by the increase in interest expense for the nine-month period ended March 31, 2002, compared to the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2002, the Company had $7.3 million in cash and equivalents. On December 21, 2001, the Company sold $5.0 million principal amount of 6% convertible subordinated debentures and warrants in a private placement. Interest on the debentures at the rate of 6% is due semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid.

        Effective January 28, 2002, the Company used the proceeds from the sale of 6% convertible subordinated debentures to redeem all of its 519,481 outstanding shares of Series A Convertible Preferred Stock for an aggregate cost of $5.0 million.

        At March 31, 2002, the Company had collected $5.3 million in advance deposits against its order backlog of approximately $24.3 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered several months after the receipt of an order.

        The Company does not have any material ongoing long-term sales contracts. The Company's revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

        Pursuant to the settlement agreement with respect to its shareholder litigation, the Company was obligated to pay $2.0 million in cash, of which the final $654,000 was paid on January 30, 2002.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

        The Company does not invest in market risk sensitive instruments, except that it occasionally enters into forward exchange contracts to manage a foreign currency risk related to sales that are denominated in foreign currency.

OTHER MATTERS

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method.

        SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

        In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

        The Company is currently evaluating the provisions of SFAS 142, SFAS 143 and SFAS 144 and it does not anticipate that the effects of these changes will have a material impact on its financial position, results of operations or cash flows. The Company does not expect the impact of the adoption of SFAS 141 to be material to its financial position, results of operations or cash flows.

FORWARD-LOOKING INFORMATION

        Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

        The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that changes in the agreement between the Company and Station Casinos to install the Company's products in Station Casinos' properties could affect the timing of revenues anticipated by the Company from Station Casinos; the possibility that changes in the agreement between IGT and MGM MIRAGE to provide the Company's products for installation in MGM MIRAGE properties (to which the Company is not a party) could adversely affect revenues anticipated by the Company from IGT; the possibility that the Company's suppliers may not be able to meet required delivery schedules for components of the products; the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; competition; government regulation; market acceptance; customer concentration; technological change; the risk that revenue could be negatively affected as the result of the effects of economic conditions on the gaming industry generally and the results of pending litigation.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        Two lawsuits were filed in 1999 regarding ownership of the Wheel of Gold(TM) ("WOG") technology that is the subject of two patents that have been assigned to Anchor Gaming ("Anchor"). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company's supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages for patent infringement and breach of contract, compensatory damages substantially in excess of $1 million for breach of warranty, treble damages, costs of suit, and attorney's fees. The Company has denied the allegations and has filed a counterclaim in that proceeding for a declaration that the Company is the sole or joint owner of the WOG patents. Discovery in the lawsuit is formally closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The defense of this suit with Anchor was accepted by the Company's former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier had a duty to defend the Company against the lawsuit. The insurance carrier has filed a motion seeking to have the court reconsider its decision, which is pending. The Company cannot predict the outcome of this suit.

        In the second action regarding the WOG patents, now pending in U.S. District Court for the District of Oregon, the Company filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture (collectively "Anchor") alleging that Anchor wrongfully used the Company's intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company's technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys' fees. The lawsuit has been stayed pending resolution of the first Anchor lawsuit.

        In May 2000, the Company filed suit, now pending in U.S. District Court for the District of Nevada, against another former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by Casino Data Systems. In June 2000, this insurance carrier filed suit in U.S. District Court of Nevada for declaratory relief requesting the court find that: no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier for approximately $170,000 in defense costs previously paid by that insurance carrier. The Company has filed a motion seeking to have the court reconsider its decision, which is pending. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        Wild Game NG, LLC, a Nevada limited liability company, dba Siena Hotel Spa Casino, sued the Company in the Second Judicial District Court of the State of Nevada in the County of Washoe in November 2001. Siena owns and operates a casino located in Reno, Nevada. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena's casino. In its complaint Siena seeks unspecified damages in excess of $10,000. The Company believes that Siena's claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company's hardware in Siena's casino. On April 12, 2002, the Company filed a third-party complaint against Barney Ng, individually, and certain unnamed defendants. Mr. Ng has moved to dismiss the third-party complaint which is pending. In its third-party complaint, the Company alleges that Mr. Ng and the unnamed defendants are personally liable for the payments owed by Siena to the Company. The Company does not expect the outcome of the litigation to have a material adverse effect on its financial condition, results of operations or cash flows.

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

                                     ACRES GAMING INCORPORATED
                                           (Registrant)

Date: May 14, 2002                   By  /s/ Patrick W. Cavanaugh
                                       -----------------------------------------
                                     Patrick W. Cavanaugh
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer
                                     (authorized officer and principal financial
                                     and chief accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NO.        DESCRIPTION
-------    -----------
   3.1     Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

   3.2     Bylaws of Acres Gaming Incorporated, as amended(2)


--------------------

(1) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.