Form 10-K
period 2002-06-30
ACRES GAMING INC
filed 2002-09-30
CIK 912601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 2002 was $49,410,487. For purposes of this computation, all executive officers and directors of the Registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of August 31, 2002 was 9,378,326 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company’s Proxy Statement to be filed in connection with the Company’s 2002 Annual Meeting of Stockholders to be held December 11, 2002.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

PART I

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

ITEM 1. BUSINESS

General

     In this report the terms “Acres,” “Company,” “we,” “us,” and “our” refer to Acres Gaming Incorporated. The Company develops, manufactures and markets electronic equipment and software for the casino gaming industry. Many of the Company’s products are based on its proprietary Acres Bonusing Technology™ and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

     Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot monitoring, patron management, cage, credit and table games management, visual analysis and cashless wagering modules that may be purchased and installed individually or as components of an integrated system. The Company sells its products primarily in the United States, Australia and South Africa.

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

Products

     Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot monitoring, patron management, cage, credit and table games management, visual analysis and cashless wagering modules that may be purchased and installed individually or as components of an integrated system. The Company offers products primarily in two major categories:

1)	Casino-wide, fully integrated applications offered as the Acres Advantage™, Acres Bonusing™ and Acres Cashless™; and

2)	Bonus Games comprised of single or a linked group of traditional slot machines that activate a secondary “bonus” game when certain milestones are reached on the traditional games. Bonus Games are developed as a “topbox” that can be attached to a new or used slot machine manufactured by another company.

     Acres Advantage

     An Acres Advantage installation in a casino includes electronic hardware installed in the gaming machines, microprocessor-based controllers for groups of gaming machines and computers and software that gather data and generate reports for casino management. The Acres Advantage is based on a Microsoft® Windows platform and has capacity to serve the world’s largest casinos.

     Various components of the Acres Advantage system are installed in casinos located in North America, Australia and South Africa, including installations in casinos operated by Mandalay Resort Group, MGM MIRAGE, and Station Casinos Inc., as well as installations in other casinos. Most of the systems installed in North America are in casinos located in the states of Nevada and California.

     Hardware components and software included in the Acres Advantage, have been approved by the Nevada Gaming Control Board and regulatory authorities for several other states, two states in Australia and two provinces in South Africa. (See “Government Regulation”).

     The Company’s hardware has been and continues to be used in conjunction with other vendors’ slot accounting and player tracking software or with a casino’s internally developed player tracking software. The Company’s standard hardware can be, and often is, installed by the customer or other vendors.

     The Acres Advantage system currently includes in-machine hardware components, including the new NexGen™ display, network components and software modules comprising slot monitoring, patron management, cage, credit and table games management, graphic mapping reporting and mobile data access.

     Slot Monitoring. Slot monitoring products collect play data about each gaming device. This information is transmitted to a central computer system where it is immediately available to the casino management, and where it is stored for future analysis and reporting. The equipment is configured to monitor all slot machine functions including coins deposited in the machine, coins paid out of the machine, coins available to “drop,” number of games played, jackpot occurrences and other machine functions.

     Patron Management. This module gathers and records information about individual players, much like an airline’s “frequent flyer” program. Each customer who elects to enroll in the casino’s “players club” is given a plastic card that uniquely identifies the player. The player inserts the card into an electronic card reader on the gaming machine, and the system automatically records the player’s level of play. Casino management can use this information to provide special incentives and rewards to individual players or groups of players in order to increase player loyalty. Acres Advantage is designed to further enhance player loyalty by requiring the use of a player’s club card to qualify for certain bonuses.

     Cage, Credit and Table Games Management. This product allows a casino to track and manage the cash, chips and credit vouchers for table games and the cashiers’ cage. It also provides automated mechanisms for enabling players to obtain credit through online or in-house credit facilities and can use a touch screen mechanism for inputting players’ table games activity into the patron management module.

     Graphic Mapping Reporting. This software product provides a visual rendition, projected as a graphic map of the casino floor, of machine events currently occurring at the gaming machines or of historical data contained in the Acres Advantage databases. The presentation allows casino management to view the statistics of the casino operations in graph form and allows for quick recognition of the play and service activity occurring at each gaming machine on the casino floor.

     Mobile Data Access™. This module presents real-time streaming data such as customer headcount, metered net win and casino staffing levels in easy to read line graphs on handheld PCs or desktop workstations. Using this product and wireless communication technology, casino management can monitor their slot floor operations from remote locations. Additionally, Mobile Data Access allows casino customer service floor personnel to improve customer service and patron marketing activities by immediately accessing patron information and slot machine activity using handheld PCs.

     Acres Bonusing

     Customers may purchase and implement bonuses individually or collectively. The following are examples of bonuses and promotions that comprise Acres Bonusing:

     Xtra Credit®. This feature is used to award special incentive bonuses to player’s club members. With just a few keystrokes, casino personnel can establish Xtra Credit bonuses to provide incentives for player’s club members or to celebrate the player’s special events such as birthdays or anniversaries at the casino. Xtra Credit bonus awards can dramatically reduce the casino’s existing cash voucher mailing and redemption costs and provide a wide variety of marketing opportunities for the casino to retain customers. Xtra Credit may also be used by other bonus applications as an award mechanism to allow the players to redeem their points earned or bonus awards won for free games on the gaming machines. An award given to the player is posted to the player’s Xtra Credit account rather than the gaming machine’s credit meter. The amount of the award is shown on the Acres’ display on the gaming machine. The amount is reduced as the player uses the award to make a wager. Gaming machines that use Xtra Credit can create a substantial tax advantage for a casino over more traditional cash-based promotions in both Nevada and Mississippi, because the gaming regulators in those states have ruled that amounts wagered by the player through the use of Xtra Credits are excluded from taxable drop.

     PointPlay®. This feature allows casino players to redeem the players’ club points they earned while playing slot machines directly at the gaming machine. The points can be redeemed for game credits or Xtra Credits.

     ReturnPlay®. To encourage players to return to the casino at a later date, the ReturnPlay feature awards a bonus to players that earn a predetermined number of player’s club points. The ReturnPlay bonus is automatically redeemed when the player returns to the casino at a future date and inserts their player’s club card into the game.

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

     Acres Cashless

     Acres Cashless encompasses various ticketing solutions and Coinless Transit®, a form of electronic funds transfer. These features reduce the casino’s floor staffing expenses by reducing the number of cash replenishments, or machine fills that are required when slot players cash out their winnings. Players also receive greater convenience by eliminating delays caused when machines run out of coins when paying jackpots.

     Ticket-in, Ticket-out. The Company offers a fully integrated ticketing solution whereby tickets printed by the slot machine can be used to transfer funds to other slot machines or to redemptions stations where the tickets can be redeemed for cash. Alternatively, Acres Cashless products can interface to competitors’ ticket products, whereby the ticket data gathered by the competitor’s system is automatically populated into the Acres slot monitoring product to facilitate daily reconciliation of slot floor activity.

     Coinless Transit. This product allows casino patrons to use their player’s club card to transfer funds from one gaming machine to another or to a redemption kiosk where the funds can be redeemed for cash.

     Bonus Games

     The Company develops proprietary bonus games that it sells outright or, in certain cases, operates on a revenue-sharing basis. To date, revenue from these games has not been material.

     The Company entered into a joint development agreement with Bally Gaming, Inc. (“Bally”) in August 2001, to design, manufacture, market and distribute “topbox” bonus games for use in connection with the operation of one of Bally’s standard slot machines. The Company and Bally have developed three “topbox” bonus games under this agreement and have received regulatory approval in Nevada and in several jurisdictions that require approval by Gaming Laboratories International, with approvals pending in several additional jurisdictions.

Research and Development

     The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 50 full-time employees involved in research and development as of August 31, 2002. Research and development expenses were $5.7 million, $4.7 million and $5.1 million in the years ended June 30, 2002, 2001 and 2000, respectively.

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

     Historically, in any fiscal year, greater than 50% of The Company’s net revenues have been derived from sales to three or fewer customers. The following table sets forth net revenues for each of the Company’s major customers as a percentage of total net revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

	2002	2001	2000

	(as a percentage of net revenues)
Crown Casino	0.8	0.2	37.0
IGT for properties operated by MGM MIRAGE	20.5	20.0	2.8
Mandalay Resort Group	2.4	6.6	23.1
MGM MIRAGE	21.0	1.1	1.8
Paragon Casino Resort	12.3	—	—
Star City	0.9	0.9	19.1
Station Casinos Inc.	4.0	37.8	0.4
Tsogo Sun Holdings	6.7	7.1	10.1

     The Company's revenues from sales to customers in the United States totaled $23.0 million, $40.5 million and $5.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. The Company's revenues from sales to customers outside the United States totaled $3.4 million, $3.5 million and $11.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. (See note 1 to the consolidated financial statements.) The following table sets forth net revenues for the United States and outside the United States as a percentage of total net revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

	2002	2001	2000

	(as a % of net revenues)
Revenues — Australia	6.1	0.9	56.0
Revenues — South Africa	6.7	7.1	9.9
Revenues — United States	87.2	92.0	34.1

Total	100.0	100.0	100.0

(See note 1 to the consolidated financial statements.)

     The Company’s backlog of orders for its products were approximately $20.0 million, $21.1 million and $6.7 million as of June 30, 2002, 2001 and 2000, respectively. Backlog, however, may not be a meaningful indication of future sales. Sales to the Company’s customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within a few months of receipt of the order. The Company does not have any ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

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

Patents

     The Company has applied for United States and foreign patents on certain features of its product line, and may in the future apply for other United States patents and corresponding foreign patents. The following patents have been issued to the Company:

Patent Number	Issue Date	Brief Summary/Examples of Patented Features

6,375,569	4/23/02	Operation of gaming machines in a linked bonus prize winning mode

6,375,567	4/23/02	Method and apparatus for implementing in video a secondary game responsive to player interaction with a primary game

6,364,768	4/2/02	Networked gaming devices that end a bonus and concurrently initiate another bonus

6,358,149	3/19/02	Dynamic threshold for pool-based bonus promotions in electronic gaming systems

6,257,981 5,741,183 5,702,304	7/10/01 4/21/98 12/30/97	Method and apparatus for operating networked gaming devices connected over a high-speed network whereby the gaming device reconfigures its payout schedule responsive to commands to provide a variety of promotional bonuses.

Patent Number	Issue Date	Brief Summary/Examples of Patented Features

6,254,483	7/3/01	Method for controlling the cost of playing a gaming device via commands to change game speed, payback percentage or game appearance issued in response to changes in variables such as rate of play, player status and the time of the day, week or month.

6,431,983 6,371,852 6,312,333 6,244,958	8/13/02 4/16/02 11/6/01 6/12/01	Method for providing non-cashable credits to a gaming device over a networked computer system.

6,231,445	5/15/01	Method of awarding bonuses over a network of gaming devices whereby reel combinations are matched against a predetermined “winning” combination and a bonus is paid for any matches. Additionally, the bonus amount won may be decremented over the bonus period such that a bonus won at the beginning of the period is greater than one won at the end of the period.

6,162,122	12/19/00	Method and apparatus covering backlit bezels for card readers used in gaming systems.

6,043,615 5,854,542	3/28/00 12/29/98	Method and apparatus for signaling promotional operation of a gaming device by flashing and dimming existing fluorescent lamps.

6,008,784	12/28/99	Electronic display with a curved face.

5,876,284	3/2/99	Method and apparatus for implementing a multiple jackpot time bonus.

6,319,125 5,836,817 5,820,459 5,752,882 5,655,961	11/20/01 11/17/98 10/13/98 5/19/98 8/12/97	Method and apparatus covering a variety of networked bonusing systems.

     The Company has also been issued 16 foreign patents, related to method and apparatus covering a variety of networked bonusing systems.

     Patents that are applied for may not be issued, and if issued, may not provide any significant competitive advantage to the Company. In addition, the Company has a variety of other intellectual property that it treats as trade secrets. The Company takes reasonable steps to protect its intellectual property but it is possible that others may make unauthorized use of such intellectual property and the Company may or may not be able to prevent such use. (See “Legal Proceedings”).

Competition

     The Company primarily competes in the market for casino systems. The Company’s primary competitors in this market include IGT, Alliance Gaming and Aristocrat. Most, if not all of these competitors have financial and other resources that are greater than those of the Company, and most of them have the advantage of being able to sell their system products to their existing gaming machine customers. Most of these competitors offer products that directly compete with the functionality of each of the Company’s products. The Company has several additional competitors, some of which have financial and other resources that are greater than those of the Company, that sell products that compete with portions of the Company’s casino systems.

     The Company’s bonus game product line competes with the products of major gaming machine manufacturers and resellers including Aristocrat, Alliance Gaming, IGT, Konami and Williams Gaming Inc. Most, if not all of these competitors have financial and other resources that are greater than those of the Company. IGT has a dominant position in the gaming machine market. Several smaller competitors, some of which have financial and other resources that are greater than those of the Company, also offer games that compete with the Company’s bonus game product line.

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

     The Company is authorized to sell its products in Arizona, California, Colorado, Illinois, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, North Dakota; Gauteng Province, South Africa and Victoria, New South Wales and Northern Territory, Australia. Not all of the Company’s products have been approved for sale in each jurisdiction. The Company would seek approval of its products for use in any other jurisdiction in which a sale might occur.

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

     The Company is registered as a publicly traded corporation (“Registered Corporation”) with the Nevada Commission, which has granted manufacturer’s and distributor’s licenses to the Company and to its wholly owned subsidiary, AGI Distribution, Inc. (“AGID”). AGID is also licensed by the Nevada Commission as the operator of a slot machine route (“Slot Route License”). As a Registered Corporation, the Company is required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish other information that the Nevada Commission may require.

     The Company’s and AGID’s manufacturer’s, distributor’s and Slot Route Licenses require the periodic payment of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, AGID without first obtaining licenses and approvals from the Nevada Gaming Authorities, and no person may acquire control of the Company’s voting securities without such prior approvals. The Company and AGID have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and found suitable to own the debt security of a Registered Corporation if it finds that such ownership is inconsistent with the Nevada Act. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

     No assurances can be given that such required licenses, permits, certificates or approvals will be given or renewed in the future. Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings, may prevent the Company from selling or distributing its products in Nevada.

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

     No assurances can be given that such required licenses, permits, certificates or approvals will be given or renewed in the future. Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings, may prevent the Company from selling or distributing its products in such jurisdictions.

Employees

     At August 31, 2002, the Company had 122 full-time employees of whom 50 were involved in research and development, 34 in customer service and support, 11 in material control, 8 in sales and marketing and 19 in administration and management. None of the Company’s employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

ITEM 2. PROPERTIES

     The Company’s headquarters and principal operations are located at 7115 Amigo Street, Suite 150, Las Vegas, Nevada. This facility encompasses approximately 31,500 square feet. The lease commenced on June 15, 1998 and will expire on June 15, 2003. The lease may be extended for an additional 60 months upon 180 days notice by the Company at a base rent equal to the fair market value of comparable office space in the area. Currently, the base rent is approximately $40,000 per month, plus $7,000 per month for property taxes, building insurance and common area maintenance. In July 2001, the Company entered into an agreement with a sublessor that increased its office space by leasing approximately 7,000 square feet contiguous to its existing office space. The lease commenced on July 30, 2001 and will expire on April 26, 2003. The lease may be extended for an additional 60 months upon 180 days notice by the Company at a base rent equal to the fair market value of comparable office space in the area. Currently, the base rent for the additional office space is approximately $10,000 per month, plus $1,600 per month for property taxes, building insurance and common area maintenance.

     The Company also leases approximately 11,000 square feet in Corvallis, Oregon. The new lease commenced on September 1, 1999 and will expire on August 31, 2004. The base rent for the total facility is approximately $15,000 per month, which includes property taxes, building insurance and common area maintenance.

     The Company owns manufacturing and engineering equipment that it uses in its assembly operations and research and development efforts. Such equipment is available from a variety of sources and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS

     Two related lawsuits were filed in the U.S. District Court for the District of Nevada in 1997 and 1998, alleging violation of the federal securities laws by the Company and its executive officers. The suits were consolidated, and in September 2000, the Company agreed to settle the litigation for approximately $2 million. The Company recorded a charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option and on January 30, 2002 made the final payment due under the settlement.

     Two lawsuits have been filed regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that were assigned to Anchor Gaming (“Anchor”). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract claims against the Company based on the WOG patents and the Company’s supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages for patent infringement and breach of contract, compensatory damages substantially in excess of $1 million for breach of warranty, treble damages, costs of suit, and attorney’s fees. The Company has denied the allegations and is pursuing a counterclaim in that proceeding for a declaration that the Company is the joint owner of the WOG patents. Discovery in the lawsuit is formally closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

     The defense of this suit with Anchor was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. A motion to have the court reconsider its decision filed by the insurance carrier is pending. The Company cannot predict the outcome of this suit.

     In the second action regarding the WOG patents, now pending in U.S. District Court for the District of Oregon, the Company filed suit against Anchor and Spin for Cash Wide Area Progressive Joint Venture (collectively “Anchor”) alleging that Anchor wrongfully used the Company’s intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company’s technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys’ fees. The lawsuit has been stayed pending resolution of the first Anchor lawsuit.

     A series of related lawsuits resulting from the Company’s efforts to enforce its patent rights or third parties’ efforts to challenge the Company’s patent rights, have been settled or adjudicated. The suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems (“CDS”) and Sunset Station Hotel and Casino, respectively, were dismissed with prejudice. Effective December 27, 2001, the Company and Mikohn settled the remaining claims from the litigation. Pursuant to the settlement agreement, Mikohn agreed to license the Company’s bonusing patents, paid the Company a settlement of $1.5 million for use of the patents prior to September 1, 2001 and agreed to pay additional royalties for future use of those patents.

     In a separate but related action, the Company sued a former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by the CDS defendant. That suit is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the

Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier for approximately $70,000 in defense costs previously paid by the insurance carrier. A motion seeking to have the court reconsider its decision filed by the Company is pending. At June 30, 2002, the Company recorded a liability in the amount of $70,000 to provide for the contingency. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     Wild Game NG, LLC, a Nevada limited liability company, which owns and operates Siena Hotel Spa Casino in Reno, Nevada, filed a lawsuit against the Company in November 2001 in the Second Judicial District Court of the State of Nevada in the County of Washoe. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena’s casino. Siena seeks unspecified damages in excess of $10,000. The Company believes that Siena’s claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company’s hardware in Siena’s casino. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 30, 2002.

EXECUTIVE OFFICERS OF REGISTRANT

     As of September 27, 2002, the executive officers of the Company were as set forth below:

Name	Age	Positions and Offices	Executive Officer Since

Floyd W. Glisson	55	Chairman and Chief Executive Officer	1998

Richard J. Schneider	45	President and Chief Operating Officer	1999

Patrick W. Cavanaugh	42	Senior Vice President, Chief Financial Officer and Treasurer	2001

Reed M. Alewel	38	Senior Vice President - Sales and Secretary	1999

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

     Patrick W. Cavanaugh joined Acres in September 2001 as Senior Vice President, Chief Financial Officer and Treasurer. From January 1997 until joining Acres, Mr. Cavanaugh was chief financial officer and treasurer of Oasis Technologies, Inc., a company that produces networked gaming systems. From 1993 to 1996, Mr. Cavanaugh served as chief financial officer and treasurer of Casino Data Systems, a designer and manufacturer of casino management information systems. Prior to, Mr. Cavanaugh served in positions of increasing responsibility with the international accounting firm of KPMG, most recently as audit senior manager. Mr. Cavanaugh is a Certified Public Accountant.

     Reed M. Alewel, has served Acres as Senior Vice President of Sales since May 2001 and as Secretary since November 1999. Mr. Alewel served as Senior Vice President from July 2000 to May 2001, Vice President from July 1999 to July 2000, Chief Financial Officer and Treasurer from July 1999 to May 2001, Controller from October 1996 to July 1999, and as Assistant Secretary from July 1999 to November 1999. Mr. Alewel was the manager of financial planning and analysis for the American Italian Pasta Company, a food manufacturing company, from May 1992 to October 1996. Mr. Alewel is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock trades on the Nasdaq SmallCap Market under the symbol “AGAM”. The following table sets forth, for the periods indicated, the range of high, low and end of period market prices for the Company’s common stock as reported by the Nasdaq SmallCap Market.

	Market Price per Share

	Low	High	End of Period

FISCAL YEAR ENDED JUNE 30, 2002:
First quarter	$2.10	$5.27	$2.15
Second quarter	2.20	5.98	5.70
Third quarter	2.98	5.85	5.24
Fourth quarter	4.13	5.74	4.58
FISCAL YEAR ENDED JUNE 30, 2001:
First quarter	$1.38	$3.00	$1.69
Second quarter	1.13	2.38	2.13
Third quarter	1.50	6.75	6.25
Fourth quarter	4.30	7.25	4.96

     The Company estimates that there are approximately 3,037 beneficial owners of the Company’s common stock.

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

Disclosure Regarding the Company’s Equity Compensation Plans

     The Company maintains its 1993 Stock Option and Incentive Plan (the “1993 Plan”) pursuant to which the Company may grant equity awards to eligible persons. The material terms of the 1993 Plan are described below. In addition, the Company has issued options outside the 1993 Plan to three of its officers, Floyd W. Glisson, Richard J. Schneider and Reed M. Alewel. The material terms of these options are also described below.

     The following table summarizes information about equity awards under the Company’s 1993 Plan and those outside of the 1993 Plan as of June 30, 2002:

	Number of shares of		Number of Shares of
	Common Stock to be	Weighted Average	Common Stock
	issued upon exercise	Exercise Price of	Available for Future
	of Outstanding	Outstanding	Issuance (excluding
Plan Category	Options*	Options	shares reflected in *)

Equity compensation plans approved by security holders: 1993 Plan	1,009,525	$4.17	311,500
Equity compensation plan not approved by security holders:
Richard J. Schneider(1)	25,000	$1.00	N/A
Reed M. Alewel(2)	25,000	$1.00	N/A
Floyd W. Glisson(3)	135,000	$1.00	N/A

Total	1,194,525	$3.68	311,500

(1) Options were issued pursuant to a Nonqualified Stock Option Agreement dated December 8, 1999 between the Company and Mr. Schneider. The exercise price for the options is $1.00 per share. The options vested as follows: 25% vested on December 8, 1999, and 25% vested on April 1, 2000, 2001 and 2002, respectively. The options expire on December 8, 2009.

(2) Options were issued pursuant to a Nonqualified Stock Option Agreement dated December 8, 1999 between the Company and Mr. Alewel. The exercise price for the options is $1.00 per share. The options vested as follows: 25% vested on December 8, 1999, and 25% vested on April 1, 2000, 2001 and 2002, respectively. The options expire on December 8, 2009.

(3) Options were issued pursuant to a Nonqualified Stock Option Agreement dated December 8, 1999 between the Company and Mr. Glisson. The exercise price for the options is $1.00 per share. All of the options vested on December 8, 1999. The options expire on December 8, 2009.

Summary Description of the Company’s Equity Compensation Plans

     Description of 1993 Stock Option and Incentive Plan

     The Company’s Board of Directors adopted the 1993 Stock Option and Incentive Plan in July 1993 and it was approved by the shareholders in July 1993. In 1996 the Company amended the 1993 Plan, and these amendments were approved by the shareholders in October 1996.

     An aggregate of 1,750,000 shares (subject to adjustment in the event of any stock dividend or split, recapitalization, reclassification, combination, exchange of shares, or other similar corporate change) of the Company’s Common Stock is reserved for issuance pursuant to awards under the 1993 Plan.

     Under the 1993 Plan, the Company may grant incentive stock options (ISOs), nonqualified stock options (NSOs) or restricted stock awards.

     Eligibility

     Under the 1993 Plan, the Company may grant incentive stock options (ISOs), nonqualified stock options (NSOs) or restricted stock awards. Any employee, director or consultant of the Company or any of its ''Affiliates’’ (as such term is defined in the 1993 Plan) is eligible for awards under the 1993 Plan; provided, however, that only employees of the Company may be awarded ISOs. In the fiscal year ended June 30, 2002, options to purchase an aggregate of 80,000 shares of Common Stock were granted to all executive officers as a group and options to purchase an aggregate of 185,000 shares of Common Stock were granted to all other employees of the Company as a group (including officers who are not executive officers) at exercise prices ranging from $2.30 to $5.61. Directors receive an award of 7,500 options upon joining the board and 2,500 options after each of the Company’s Annual Meetings of Shareholders.

     Administration

     The 1993 Plan is currently administered by the Company’s Board of Directors, which has the sole authority, subject to the provisions of the 1993 Plan, to determine the persons to whom awards will be made, the type, amount, size and terms of awards and other terms, conditions and restrictions of the awards.

     Terms and Conditions of Options

     The number of shares that may be purchased upon the exercise of options and the price at which shares may be purchased will be established by the Board of Directors; provided, however, that with regard to ISOs, the aggregate fair market value of shares (determined at the time the ISO is granted) with respect to which ISOs are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

     With regard to ISOs, the exercise price cannot be less than the fair market value of the Common Stock on the date of grant or 110 percent of such fair market value in the case of ISOs granted to individuals who hold 10 percent or more of the Common Stock on the date of grant. The exercise price of NSOs cannot be less than 85 percent of the fair market value of the Common Stock on the date of grant. Upon exercise of any option, payment for shares as to which an option is being exercised may be made in cash, in shares of the Company’s Common Stock having an aggregate fair market value on the date of exercise which is not less than the exercise price of the option, or by a combination of cash and such shares, as the Board of Directors may determine.

     No option will be exercisable more than 121 months after the date on which it is granted.

     Options granted under the 1993 Plan are non-transferable except to the extent permitted by the agreement evidencing such option; provided, however, that no option will be transferable by any optionee other than by will or the laws of descent and distribution.

     Terms and Conditions of Restricted Stock Awards

     Restricted stock awards granted pursuant to the 1993 Plan entitle the holder to receive shares of the Company’s Common Stock, subject to forfeiture to the Company if specified conditions are not satisfied by the end of a specified period. The Board of Directors is to establish a period (the “Restricted Period”) at the time a restricted stock award is granted during which the holder will not be permitted to sell, transfer, pledge, encumber, or assign the shares of Common Stock subject to the award.

     During the Restricted Period, the holder of shares subject to a restricted stock award will have all of the rights of a shareholder of the Company with respect to such shares, including the right to vote the shares and to receive any dividends or other distributions with respect to the shares. Except to the extent otherwise provided in the restricted stock agreement governing each restricted stock award, if prior to the expiration of the Restricted Period, the holder ceases to be an employee or consultant to the Company or its Affiliates, or any condition established by the Board of Directors for the release of any restriction has not occurred, all shares of the Common Stock then subject to any restriction will be forfeited to the Company without further obligation of the Company to the holder thereof, and all rights to the holder with respect to such shares will terminate.

     The Board of Directors may permit a gift of restricted stock to the holder’s spouse, child, stepchild, grandchild, or legal dependent, or to a trust whose sole beneficiary (or beneficiaries) is the holder of the stock, and/or any one or more of such persons; provided, that the donee enters into an agreement with the Company pursuant to which it agrees that the restricted shares will be subject to the same restrictions in the hands of such donee as it was in the hands of the donor.

     Termination and Amendment

     The 1993 Plan will terminate on the earlier of the date on which the 1993 Plan is terminated by the Board of Directors or July 20, 2003. The 1993 Plan may be amended at any time by the Board of Directors, subject to approval by shareholders holding a majority of the voting stock of any amendment that will (i) materially increase the benefits accruing to participants under the 1993 Plan; (ii) increase the number of shares available for issuance or sale pursuant to the 1993 Plan (other than as permitted in certain circumstances provided by the 1993 Plan); or (iii) materially modify the requirements as to eligibility for participation in the 1993 Plan.

     Federal Income Tax Consequences

     The following discussion summarizes the material federal income tax consequences of participation in the 1993 Plan. The discussion is general in nature and does not address issues related to the tax circumstances of any particular participant in the 1993 Plan. The discussion is based on federal income tax laws in effect on the date hereof and is, therefore, subject to possible future changes in law. The discussion does not address state, local or foreign consequences.

     Non-Qualified Stock Options. There are no tax consequences to the Company or the optionee upon the grant of an NSO under the 1993 Plan. Upon the exercise of an NSO, an optionee recognizes ordinary income equal to the difference between the exercise price for the shares and the fair market value of the shares on the date of exercise. The Company is entitled to a corresponding tax deduction equal to the amount of income recognized by the optionee at the time of recognition by the optionee, provided that the Company meets its federal income and employment tax withholding obligations and that the deduction is not otherwise disallowed by the Code.

     Incentive Stock Options. An optionee does not recognize income upon the grant or exercise of an ISO, except that the excess of the fair market value of the shares at the time of exercise over the option price will be income for purposes of calculating the optionee’s alternative minimum tax, if any. An option loses its status as an ISO if the optionee exercises the ISO (i) more than three months after the optionee terminates employment or retires for reasons other than death or disability or (ii) more than one year after the optionee terminates employment because of disability. If an optionee does not make a “disqualifying disposition” (defined below) of an ISO, the gain, if any, upon a subsequent sale (i.e., the excess of the proceeds received over the option price) will be long-term capital gain.

     For shares acquired through exercise of an ISO, a “disqualifying disposition” is a transfer of the shares (i) within two years after the grant of the ISO or (ii) within one year after the transfer of the shares to the optionee pursuant to the ISO’s exercise. If the optionee makes a disqualifying disposition, the optionee generally will recognize income in the year of the disqualifying disposition equal to the excess of the amount received for the shares over the option price. Of that income, the portion equal to the excess of the fair market value of the shares at the time the ISO was exercised over the option price will be ordinary income and the balance, if any, will be long-term or short-term capital gain, depending on whether the shares were sold more than one year after the ISO was exercised. If, however, the optionee sells the shares to an unrelated party at a price that is below the fair market value of the shares at the time the ISO was exercised and the sale is a disqualifying disposition, the amount of ordinary income will be limited to the amount realized on the sale over the option price.

     The Company is entitled to a deduction with respect to an ISO only in the taxable year in which a disqualifying disposition occurs. In that event, the deduction would be equal to the ordinary income, if any, recognized by the optionee upon disposition of the shares, provided that the deduction is not otherwise disallowed under the Code.

     Restricted Stock Awards. A participant who receives an award of restricted stock under the 1993 Plan generally will recognize ordinary income at the time at which the restrictions on such shares (the “Restrictions”) lapse, in an amount equal to the excess of (i) the fair market value of such shares at the time the Restrictions lapse, over (ii) the price, if any, paid for such shares. If the participant makes an election with respect to such shares under Section 83(b) of the Code, not later than 30 days after the date shares are transferred to the participant pursuant to such award, the participant will recognize ordinary income at the time of transfer in an amount equal to the excess of

(i) the fair market value of the shares covered by the award (determined without regard to any restriction other than a restriction which by its terms will never lapse) at the time of such transfer over (ii) the price, if any, paid for such shares.

     A participant’s tax basis in shares received pursuant to a restricted stock award granted under the 1993 Plan will be equal to the sum of the price paid for such shares, if any, and the amount of ordinary income recognized by such participant with respect to the transfer of such shares or the lapse of the Restrictions thereon. The participant’s holding period for such shares for purposes of determining gain or loss on a subsequent sale will begin immediately after the transfer of such shares to the participant, if a Section 83(b) election is made with respect to such shares, or immediately after the Restrictions on such shares lapse, if no Section 83(b) election is made.

     Generally, a deduction will be allowed to the Company, for federal income tax purposes, in an amount equal to the ordinary income recognized by a participant with respect to shares awarded pursuant to the 1993 Plan, provided that such amount constitutes an ordinary and necessary business expense of the Company and is reasonable.

     If, subsequent to the lapse of Restrictions on his or her shares, the participant sells such shares, the difference, if any, between the amount realized from such sale and the tax basis of such shares to the holder will be taxed as long-term or short-term capital gain or loss, depending on whether the participant’s holding period for such shares exceeds the applicable holding period at the time of sale and provided that the participant holds such shares as a capital asset at such time.

     If a Section 83(b) election is made and, before the Restrictions on the shares lapse, the shares which are subject to such election are resold to the Company or are forfeited, (i) no deduction would be allowed to such participant for the amount included in the income of such participant by reason of such Section 83(b) election, and (ii) the participant would realize a loss in an amount equal to the excess, if any, of the amount paid for such shares over the amount received by the participant upon such resale or forfeiture (which loss would be a capital loss if the shares are held as a capital asset at such time). In such event, the Company would be required to include in its income the amount of any deduction previously allowable to it in connection with the transfer of such shares.

     Description of Other Equity Compensation Agreements

     Non-Plan Options. In December 1999, the Company’s Board of Directors granted nonqualified stock options (NSOs) outside the 1993 Plan to three of the Company’s officers for the numbers of shares and upon the terms set forth in the table above (the “Non-Plan Options”). The Non-Plan Options were not submitted to the Company’s stockholders for approval.

     Administration

     The Company’s Board of Directors has the sole authority to determine the terms of awards and other terms, conditions and restrictions of the Non-Plan Options.

     Terms and Conditions of Options

     The Non-Plan Options are non-transferable except to the extent permitted by the agreement evidencing such Non-Plan Option; provided, however, that no Non-Plan Option will be transferable by any optionee other than by will or the laws of descent and distribution.

     Termination and Amendment

     The Non-Plan Options will terminate on December 8, 2009, unless earlier terminated upon the termination of employment or death of the holder of the Non-Plan Option. The Non-Plan Options may be amended at any time by the Board of Directors, subject to approval by the holder of such Non-Plan Option with respect to any amendment that would materially and adversely affect the rights of the holder of such Non-Plan Option.

     Federal Income Tax Consequences

     The following discussion summarizes the material federal income tax consequences to the holders of the Non-Plan Options. The discussion is general in nature and does not address issues related to the tax circumstances of any particular holder. The discussion is based on federal income tax laws in effect on the date hereof and is, therefore, subject to possible future changes in law. The discussion does not address state, local or foreign consequences.

     Non-Qualified Stock Options. There are no tax consequences to the Company or the optionee upon the grant of a non-qualified stock option. Upon the exercise of an NSO, an optionee recognizes ordinary income equal to the difference between the exercise price for the shares and the fair market value of the shares on the date of exercise. The Company is entitled to a corresponding tax deduction equal to the amount of income recognized by the optionee at the time of recognition by the optionee, provided that the Company meets its federal income and employment tax withholding obligations and that the deduction is not otherwise disallowed by the Code.

     Restricted Stock Award. The Company issued 300,000 shares of restricted Common Stock to Floyd W. Glisson, its Chairman and Chief Executive Officer, in connection with his employment agreement dated as of January 1, 2001. This restricted stock award was not submitted to the Company’s stockholders for approval. See Note 3 “Commitments And Contingencies — Deferred Compensation” to the Notes to Consolidated Financial Statements for a more detailed description of the restricted stock award.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information concerning the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the audited financial statements and notes included in “Financial Statements and Supplementary Data”. The balance sheets and statements of operations’ data as of and for each of the five years in the period ended June 30, 2002 are derived from the audited financial statements of the Company. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended June 30,

	2002	2001	2000		1999		1998

	(in thousands except per share data)
Statements of Operations Data:
Net revenues	$26,404	$44,053	$17,002		$13,972		$17,573
Gross profit	15,345	15,811	8,593		5,719		6,623
Income (loss) from operations	3,991	3,992	(2,231)		(7,248	)(2)	(4,660	)(3)
Net income (loss)	3,905	4,169	(4,159	)(1)	(6,988	)(2)	(4,177	)(3)
Net income (loss) per common share-basic	$.43	$.47	$(.47	)(1)	$(.79	)(2)	$(.48	)(3)
Net income (loss) per common share-diluted	$.38	$.41	$(.47	)(1)	$(.79	)(2)	$(.48	)(3)

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

	As of June 30,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Working capital	$8,058	$6,150	$3,308	$4,649	$12,091
Total assets	20,872	22,229	10,732	16,097	17,194
Current liabilities	11,260	14,005	4,834	8,050	2,435
Long-term debt	1,046	—	—	—	—
Redeemable convertible preferred stock	—	4,948	4,948	4,948	4,948
Stockholders’ equity (deficit)	8,566	3,276	(1,060)	3,099	9,811

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company’s financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Historically, three or fewer customers have accounted for more than 50 percent of annual revenues. (See “Business — Customers” and “Factors That May Affect Our Future Operating Results”).

Critical Accounting Policies and Estimates

     The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management of the Company has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed the Company’s disclosure relating to them in this MD&A. Critical accounting policies for the Company include revenue recognition, accounting for research and development costs, and accounting for legal contingencies.

     Revenue Recognition

     Revenue for hardware sales is recognized when hardware components and the primary application software have been installed and are available for the customers’ use. The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Revenue earned on software arrangements involving multiple elements is required to be allocated to each element based on the relative fair values of the elements. The Company’s sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and the specific terms of the agreement with the customer, could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Software license revenue is recognized upon acceptance of the software and the criteria for customer acceptance are generally defined by agreement. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

     Research and Development Costs

     The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Other-wise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached shortly before the products are released to customers. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

     Legal Contingencies

     The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial condition, results of operations and cash flow.

Results of Operations

     Comparison of the Years Ended June 30, 2002 and 2001

     The Company’s net revenues during the year ended June 30, 2002 were $26.4 million, a decrease of $17.7 million over the prior year’s revenues of $44.1 million. The decrease in revenues is primarily attributable to contractual restrictions on the Company’s ability to recognize revenue under its contract with Station Casinos until certain additional bonuses are installed; the general slowdown that occurred after September 11, 2001; and fewer hardware deliveries to and software installations for large customers by the Company compared to the year ended June 30, 2001. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues in fiscal 2002 included $1.2 million in royalty revenue representing 8% of the Company’s gross profit for fees the Company received from Mikohn Gaming Corporation for the license of certain of its bonusing patents in connection with the settlement of litigation. The balance of revenues was primarily comprised of Acres Advantage sales to IGT for installations at MGM MIRAGE casinos, to MGM Mirage and to four other domestic casinos and to three international casinos. Revenues in fiscal 2001 were primarily comprised of Acres Advantage sales to IGT for installations at MGM MIRAGE casinos, to Station Casinos Inc., seven other domestic casinos and two international casinos.

     Component materials purchased primarily from computer and electronics vendors comprised 56 percent of the cost of revenues in fiscal 2002 and 76 percent in fiscal 2001. Manufacturing, procurement, software customization, service and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold. Materials comprised a lower percentage of cost of revenues in 2002 because of a lower percentage of hardware sales.

     Gross profit margin increased to 58% in fiscal 2002 from 36% in fiscal 2001. This increase resulted primarily because of a greater percentage of higher margin software sales and royalty fees, and a lower quantity of discounts to large customers as compared to fiscal 2001.

     The Company’s research and development expenses increased to $5.7 million in fiscal 2002, from $4.7 million in fiscal 2001. This increase resulted primarily from an overall average increase in the number of research and development personnel and from expenses for prototypes and outside services to support the Company’s new product and product enhancement efforts. The Company expects to continue to spend a significant portion of its revenue on research and development in order to enhance and expand the capabilities of Acres Advantage, Acres Cashless, Acres Bonusing and develop additional bonus games.

     Selling, general and administrative costs decreased to $5.7 million in fiscal 2002 from $7.1 million in the prior year, primarily as a result of a reduction in legal expenses and management incentive bonuses during the year compared to fiscal 2001.

     Other expense, net of other income, was $86,000 for fiscal 2002, compared to $177,000 of other income for fiscal 2001. The increase in other expense during fiscal 2002, is primarily attributed to the increase in interest expense, which includes the amortization of the issuance costs and discount on the 6% convertible subordinated debentures issued December 2001.

     The Company has cumulative net operating losses of approximately $15.3 million available to offset future taxable income through 2020. The full realizability of these net operating loss carryforwards is uncertain and the Company has provided a valuation allowance for the entire amount. Net operating loss carryforwards were utilized to reduce taxable income in fiscal 2002 and 2001, and therefore no income tax provision has been recorded. Net income for the year ended June 30, 2002 was $3.9 million ($0.38 per share) compared to $4.2 million ($0.41 per share) for the year ended June 30, 2001.

     Comparison of the Years Ended June 30, 2001 and 2000

     The Company’s net revenues during the year ended June 30, 2001 were $44.1 million, an increase of $27.1 million over the prior year’s revenues of $17.0 million. The increase in revenues was primarily attributable to increased sales to large, multi-casino operators as opposed to sales to individual casino operators. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues in fiscal 2001 were primarily comprised of Acres Advantage sales to IGT for installations at MGM MIRAGE casinos, to Station Casinos Inc., a multi-casino operator, to seven other domestic casinos and to two international casinos. Revenues in fiscal 2000 were primarily comprised of Acres Advantage sales to one domestic casino and three international casinos.

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

     In September 2000, the Company and the plaintiffs agreed in principle to settle the outstanding shareholder litigation. Under the terms of the settlement, the Company became obligated to pay $435,000 and could elect to make additional cash payments aggregating $1.6 million by January 31, 2002 or issue warrants to purchase an aggregate of one million shares of the Company’s Common Stock at $2.50 per share, valued at $1.6 million. The Company recorded a charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option.

     Other income, primarily comprised of interest income, increased by $95,000 as a result of increased balances of invested cash and equivalents.

Aggregate Indebtedness and Fixed Payment Obligations

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases that extend through June 30, 2006. Future minimum lease payments under these non-cancelable operating leases as of June 30, 2002 are $882,000, $200,000, $42,000 and $7,600 in 2003, 2004, 2005 and 2006, respectively. Total lease expense was $969,000, $832,000 and $786,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     On February 21, 2002, the Company issued an unsecured promissory note to IGT in the amount of $494,000 to settle amounts previously in dispute. The note bears interest at 4.75% payable monthly and principal payments of $25,000 due quarterly for three years, with the unpaid balance due at maturity.

     On December 21, 2001, the Company sold to three institutional investors $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company’s common stock at $4.6433 per share. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is payable semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid no later than December 21, 2003. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock at a discounted price rather than cash, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants.

     The Company’s long-term indebtedness and fixed payment obligations are summarized by fiscal year below.

	2003	2004	2005	2006	2007	Thereafter

	(in thousands)
Long-Term Indebtedness
Convertible subordinated debentures	3,600	1,100	—	—	—	—
Note payable	100	100	269	—	—	—
Fixed Payment Obligations
Nevada main office facility	538	—	—	—	—	—
Nevada contiguous office facility	114	—	—	—	—	—
Oregon office facility	183	183	30	—	—	—
Other office equipment/leases	47	17	12	8	—	—

Total Indebtedness and Fixed Payment
Obligations	4,582	1,400	311	8	—	—

     At June 30, 2002, the Company had $875,000 outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

Liquidity and Capital Resources

     As of June 30, 2002, the Company had cash and equivalents of $7.3 million. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase.

     On December 21, 2001, the Company sold $5.0 million principal amount of 6% convertible subordinated debentures and warrants in a private placement. Interest on the debentures at the rate of 6% is due semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003, and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid.

     Effective January 28, 2002, the Company used the proceeds from the sale of its 6% convertible subordinated debentures to redeem all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock for an aggregate cost of $5.0 million.

     Pursuant to the settlement agreement with respect to its shareholder litigation, the Company paid $2.0 million in cash in fiscal 2002, of which the final $654,000 was paid on January 30, 2002.

     At June 30, 2002, the Company had collected $3.6 million in advance deposits against its order backlog of approximately $20.0 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within a few months after receipt of an order. The Company does not have any material ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

     The Company believes that it can complete the deliveries and installations comprising its order backlog, and obtain and complete enough additional sales to provide sufficient operating cash flow for fiscal 2003. Failure to successfully deliver the products comprising the order backlog, failure to obtain additional orders or failure to subsequently collect the resulting revenues could have a material adverse affect on the Company’s liquidity. The Company could reduce operating expenses to improve liquidity, by reducing personnel and other expenses.

     In August 2002, the Company entered into a loan agreement with a commercial bank to provide up to $3.0 million in financing secured by inventory and accounts receivable. The agreement contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements.

     The Company made capital expenditures of $445,000, $947,000 and $731,000 in 2002, 2001 and 2000, respectively, primarily for computers and equipment to support research and development efforts. During fiscal 2002 and fiscal 2001, the Company incurred no capitalizable software development costs. During fiscal 2000, the Company capitalized $326,000 of software development costs incurred in the creation of additional modules of the Acres Advantage product line.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item. Adoption of SFAS 145 has had no impact on the Company’s financial position, results of operations or cash flows.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002.

     The Company is currently evaluating the provisions of SFAS 142, SFAS 143, SFAS 144 and SFAS 146 and it does not anticipate that the effects of these changes will have a material impact on its financial position, results of operations or cash flows. The adoption of SFAS 141 had no impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest in market risk sensitive instruments, except that it did enter into forward currency exchange contracts during fiscal 2000 to manage a well-defined foreign currency risk related to a sale in Australia denominated in Australian dollars. The counterparty to the foreign exchange contracts was a large bank, resulting in minimal risk of credit loss due to non-performance by the bank. The purpose of these forward exchange contracts was to secure for the Company the U.S. dollar value of the sale that was denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts are substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. The Company’s results of operations were not affected by the foreign exchange contract. The Company had not entered into any foreign exchange contracts during the fiscal years 2002 and 2001, and has no current plans to enter into any such contracts. (See “Factors That May Affect Our Future Operating Results — Other Risks — Foreign Currency Exchange Rate Risk”).

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     You should carefully consider the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may affect our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

Changes in Business and Economic Conditions Generally and in the Gaming Industry; Economic Impact of Terrorist Attacks

     The strength and profitability of the Company’s business depends on the overall demand for its products and growth in the gaming industry. Gaming industry revenues are sensitive to general economic conditions and generally rise or fall rapidly in relation to the condition of the overall economy. In a period of reduced demand, such as resulted from the terrorist attacks that occurred on September 11, 2001, the Company may not be able to lower its costs rapidly enough to counter a decrease in revenues.

     All of the Company’s customers are in the gaming industry and a significant portion of those customers rely on tourism involving air travel for a large portion of their business. The Company expects that any significant sustained reduction in air travel and tourism will negatively affect the business of many of the Company’s casino customers. This in turn may lead to a decrease in sales of the Company’s products to its casino customers and a corresponding decrease in the Company’s revenues.

Liquidity

     Historically, the Company’s operations have used cash. Although management believes that sufficient revenues will be generated during fiscal 2003 to meet operating, product development and other cash flow requirements, such revenues will depend on the completion of existing orders and the receipt of future orders.

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

Reliance on a Few Major Customers

     The Company is dependent on sales of its products to a limited number of casino operators for a substantial portion of its revenues in any given fiscal year. Historically, three or fewer customers have accounted for more than 50% of annual revenues. The following factors could have a material adverse effect on the Company’s revenues:

•	a significant reduction, delay or cancellation of orders from one or more significant customers; or

•	a decision by one or more significant customers to select products provided by a competitor.

     The Company expects its operating results to continue to depend on sales of its products to a relatively small number of customers.

Other Risks

     Litigation. The Company is engaged in a variety of litigation as more fully discussed in “Item 3. Legal Proceedings.” This litigation is expensive and could have a material adverse effect on the Company. Additionally, an unfavorable outcome in one or more of these suits could have a material adverse effect on the Company.

     Product Concentration; Competition; Risks of Technological Change. The Company expects to derive most of its revenues from the sale of Acres Bonusing and the Company’s future success will depend in part upon its ability to continue to generate sales of these products. A decline in demand or prices for the Company’s products, whether as a result of new product introduction or price competition from competitors, technological change, or failure of the Company’s products to address customer requirements or otherwise, could have a material adverse effect on the Company’s revenues and operating results. The markets in which the Company competes are highly competitive and subject to technological change and one or more of the Company’s competitors may develop alternative technologies for its products. The Company’s future results of operations will depend in part upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. While the Company expends a significant portion of its revenues on research and development and on product enhancement, the Company may not be able to continue to improve and market its existing products or develop and market new products, or technological developments may cause the Company’s products to become obsolete or noncompetitive. Many of the Company’s competitors have substantially greater financial, marketing and technological resources than the Company and the Company may not be able to compete successfully with them.

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

     Fluctuations in Quarterly Operating Results. The Company’s quarterly operating results have fluctuated in the past, and are expected to fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders, deliveries of orders, the timing and market acceptance of new products introduced by the Company, changes in the level of operating expenses, technological advances and new product introductions by the Company’s competitors, competitive conditions in the industry, regulatory approval and general economic conditions. Product development and marketing costs are often incurred in periods before any revenues are recognized from the sales of products, and gross margins are lower and operating expenses are higher during periods in which such product development expenses are incurred and marketing efforts are commenced. The Company’s quarterly revenues and results of operations may be materially affected by the receipt or loss of any one order and by the timing of the delivery, installation and regulatory approval of any one order. The Company may not be able to achieve or maintain profitable operations on a consistent basis. The Company believes that period-to-period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may result in volatility in the price of the Company’s Common Stock.

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

     Purchase Commitment Contingencies. Pursuant to the Company’s arrangements with contract manufacturers, the Company may have to pay for materials it directed such manufacturers to purchase on the Company’s behalf if the Company fails to take delivery of such materials within a reasonable period of time, generally no longer than a few months. If the Company were obligated to pay for a significant amount of materials that were not included in finished products, its operating results and financial condition could be materially, adversely affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of
Acres Gaming Incorporated and Subsidiary:

     In our opinion, the accompanying consolidated balance sheet as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Acres Gaming Incorporated and Subsidiary at June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Acres Gaming Incorporated and Subsidiary as of June 30, 2001, and for each of the two years in the period ended June 30, 2001, were audited by other independent accountants who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 16, 2001.

PricewaterhouseCoopers LLP
Las Vegas, Nevada
July 26, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
August 16, 2001

ACRES GAMING INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND 2001
ASSETS

	2002	2001

	(in thousands, except share data)
CURRENT ASSETS:
Cash and equivalents	$7,312	$11,958
Receivables, net of allowance of $932 and $592, respectively	7,582	3,266
Inventories	3,985	4,764
Prepaid expenses	439	167

Total current assets	19,318	20,155

PROPERTY AND EQUIPMENT:
Furniture and fixtures	1,944	2,006
Equipment	3,618	4,278
Leasehold improvements	486	439
Accumulated depreciation	(5,280)	(5,422)

Property and equipment, net	768	1,301

OTHER ASSETS, NET	786	773

TOTAL ASSETS	$20,872	$22,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,277	$3,104
Accrued compensation	654	1,270
Accrued other expenses	254	958
Deferred revenue	4,375	6,663
Convertible subordinated debentures, current	3,600	—
Note payable, current	100	—
Litigation settlement obligation	—	2,010

Total current liabilities	11,260	14,005

Convertible subordinated debentures, net of current portion and discount	677	—
Note payable, net of current portion	369	—

Total liabilities	12,306	14,005

COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	4,948
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 50 million shares authorized, 9.4 million and 9.3 million shares issued and outstanding, respectively	94	93
Additional paid-in capital	22,003	20,944
Deferred stock-based compensation	(552)	(877)
Accumulated deficit	(12,979)	(16,884)

Total stockholders’ equity	8,566	3,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,872	$22,229

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	2002	2001	2000

	(in thousands, except per share data)
NET REVENUES	$26,404	$44,053	$17,002
COST OF REVENUES	11,059	28,242	8,409

GROSS PROFIT	15,345	15,811	8,593

OPERATING EXPENSES:
Research and development	5,700	4,739	5,097
Selling, general and administrative	5,654	7,080	5,727

Total operating expenses	11,354	11,819	10,824

INCOME (LOSS) FROM OPERATIONS	3,991	3,992	(2,231)
SETTLEMENT OF LITIGATION	—	—	(2,010)
OTHER INCOME (EXPENSE), net	(86)	177	82

NET INCOME (LOSS)	$3,905	$4,169	$(4,159)

NET INCOME (LOSS) PER SHARE — BASIC	$.43	$.47	$(.47)

NET INCOME (LOSS) PER SHARE — DILUTED	$.38	$.41	$(.47)

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	Common Stock		Additional
			Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

	(in thousands)
Balance as of June 30, 1999	8,913	$89	$19,904	$(16,894)	$—	$3,099
Net loss	—	—	—	(4,159)	—	(4,159)

Balance as of June 30, 2000	8,913	89	19,904	(21,053)	—	(1,060)
Issuance of common stock	57	1	68	—	—	69
Issuance of restricted common stock	300	3	972	—	(975)	—
Amortization of deferred compensation	—	—	—	—	98	98
Net income	—	—	—	4,169	—	4,169

Balance as of June 30, 2001	9,270	93	20,944	(16,884)	(877)	3,276
Issuance of common stock	92	1	339	—	—	340
Issuance of common stock purchase warrants	—	—	720	—	—	720
Amortization of deferred compensation	—	—	—	—	325	325
Net income	—	—	—	3,905	—	3,905

Balance as of June 30, 2002	9,362	$94	$22,003	$(12,979)	$(552)	$8,566

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	2002	2001	2000

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,905	$4,169	$(4,159)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,251	1,532	1,891
Amortization of debt issuance costs	170	—	—
Amortization of debt discount	222	—	—
Amortization of deferred stock-based compensation	325	98	—
Provision for doubtful accounts	340	577	—
Changes in assets and liabilities:
Receivables	(4,656)	(302)	(1,965)
Inventories	779	(1,035)	1,180
Prepaid expenses	(272)	(84)	182
Accounts payable and accrued expenses	(1,653)	1,353	81
Accrued litigation settlement obligation	(2,010)	—	2,010
Deferred revenue	(2,288)	5,808	(3,297)

Net cash from operating activities	(3,887)	12,116	(4,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(445)	(947)	(731)
Capitalized software costs	—	—	(326)
Other, net	104	(69)	(26)

Net cash from investing activities	(341)	(1,016)	(1,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	(5,000)	—	—
Issuance of common stock, net	40	69	—
Proceeds from convertible subordinated debentures	5,000	—	—
Debt issuance costs	(433)	—	—
Payments on note payable	(25)	—	—

Net cash from financing activities	(418)	69	—

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(4,646)	11,169	(5,160)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	11,958	789	5,949

CASH AND EQUIVALENTS AT END OF YEAR	$7,312	$11,958	$789

Supplemental Cash Flow Disclosures:

In fiscal year 2002, the Company issued common stock purchase warrants valued at $595,000, $125,000 and $128,000, respectively, in conjunction with convertible subordinated debentures, as debt issuance costs and as a cost of equity, respectively. In June 2002, the debenture holders elected to take stock rather than cash in satisfaction of the first $300,000 principal redemption.

In fiscal year 2002, the Company issued an unsecured promissory note to IGT in the amount of $494,000 to settle amounts previously in dispute. The $494,000 was originally accrued by the Company in fiscal year 2001.

In fiscal year 2001, the Company issued 300,000 shares of restricted stock to an executive and recorded $975,000 of additional paid-in capital, $98,000 of compensation expense and $877,000 of deferred compensation.

In fiscal year 2000, the Company recorded a $2.0 million charge for settlement of shareholder litigation and such amount was paid in fiscal year 2002.

The Company recorded interest paid in the amount of $114,000 $0, and $0 for the fiscal years 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY OPERATIONS:

Company Operations and Basis of Consolidation

     The consolidated financial statements include the accounts of Acres Gaming Incorporated, a Nevada Corporation, and its wholly owned subsidiary, AGI Distribution, Inc. (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

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

     Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking, table game management and visual analysis modules that may be purchased and installed individually or as components of an integrated system marketed as the Acres Advantage™. The Company primarily sells its products in the United States, Australia and South Africa. Sales in Australia totaled $1.6 million, $426,000 and $9.5 million, for the years ended June 30, 2002, 2001 and 2000, respectively. Sales to South Africa totaled $1.8 million, $3.1 million and $1.7 million for the years ended June 30, 2002, 2001 and 2000, respectively.

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

     Revenue for hardware sales is recognized when hardware components and primary application software have been installed and are available for the customers’ use. For software license revenue, the Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position 98-9 Modification of SOP 97-2 (“SOP 98-9”), Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2. The Company’s sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. SOP 97-2 and SOP 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor (“VSOE”). The Company follows the residual method under SOP 97-2 for software product sales with multiple elements. Software license revenue is recognized upon acceptance of the software. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

     Included in accounts receivable are unbilled receivables of $757,000 at June 30, 2002. The Company had no unbilled receivables at June 30, 2001. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date, but were recoverable as billings were made in accordance with the contract terms.

Major Customers

     Historically, in any fiscal year, greater than 50% of the Company’s net revenues have been derived from sales to three or fewer customers. The following table sets forth net revenues for each of the Company’s major customers as a percentage of total net revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

	2002	2001	2000

	(as a % of net revenues)
Crown Casino	0.8	0.2	37.0
IGT for properties operated by MGM MIRAGE	20.5	20.0	2.8
Mandalay Resort Group	2.4	6.6	23.1
MGM MIRAGE	21.0	1.1	1.8
Paragon Casino Resort	12.3	—	—
Star City	0.9	0.9	19.1
Station Casinos Inc.	4.0	37.8	0.4
Tsogo Sun Holdings	6.7	7.1	10.1

     The Company’s revenues from sales to customers in the United states totaled $23.0 million, $40.5 million and $5.8 million for the years ended June 30, 2002, 2001 and 2000, respectively. The Company’s revenues from sales to customers outside the United States totaled $3.4 million, $3.5 million and $11.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. (See note 1 to the consolidated financial statements.) The following table sets forth net revenues for the United States and outside the United States as a percentage of total net revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

	2002	2001	2000

	(as a % of net revenues)
Revenues — Australia	6.1	0.9	56.0
Revenues — South Africa	6.7	7.1	9.9
Revenues — United States	87.2	92.0	34.1

Total	100.0	100.0	100.0

(See note 1 to the consolidated financial statements.)

     The Company’s backlog of orders for its products were approximately $20.0 million, $21.1 million and $6.7 million as of June 30, 2002, 2001 and 2000, respectively. Backlog, however, may not be a meaningful indication of future sales. Sales to the Company’s customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered after several months of receipt of the order. The Company does not have any ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

Related Party

     The Company had sales transactions with IGT, the holder of the Series A Preferred Stock, of $5.4 million, $9.3 million and $473,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The Company had $239,000 and $487,000 in related party receivables as of June 30, 2002 and 2001, respectively. Additionally, the Company had related party payables of $40,000 and $317,000 as of June 30, 2002 and 2001, respectively. Effective

January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock at a price of $9.625 per share, for an aggregate cost of $5.0 million.

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

Fair Value of Financial Instruments

     The Company’s financial instruments consist of receivables, 6% convertible subordinated debentures, and a note payable. At June 30, 2002 and 2001, the fair value of the Company’s receivables, 6% convertible subordinated debentures and note payable approximated their carrying value.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	Balances	Additions	Amounts
	at	charged	charged
	beginning	to income	off, net of	Balances at
	of year	statement	collections	end of year

	(in thousands)
Allowance for uncollectible accounts
2002	$592	$340	$—	$932
2001	15	577	—	592
2000	15	—	—	15

Inventories

     Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	Inventories at June 30,

	2002	2001

	(in thousands)
Raw materials	$3,823	$2,792
Work-in-progress	52	47
Finished goods	110	1,925

Total inventories	$3,985	$4,764

Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over the assets’ estimated useful lives of two to five years. Leasehold improvements are amortized over the shorter of the useful life or lease term. Expenditures for maintenance and repairs are charged to operations when incurred. The Company recorded depreciation expense of $932,000, $1.1 million and $1.6 million for the years ended June 30, 2002, 2001 and 2000, respectively.

Intangible Assets

     Intangible assets consist of costs associated with the establishment of patents, gaming licenses and gaming product approvals in various jurisdictions. Amortization of patents is calculated using the straight-line method over the estimated life of the patent. Gaming licenses and product approvals are amortized using the straight-line basis over periods of five years and two years, respectively. Intangible assets, net of accumulated amortization of $398,000 and $344,000, were $124,000 and $178,000 at June 30, 2002 and 2001, respectively, and are included in other assets.

Capitalized Software and Research and Development Costs

     Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $937,000 and $670,000, were $124,000 and $391,000 at June 30, 2002 and 2001, respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $267,000, $354,000 and $229,000 of amortization for the years ended June 30, 2002, 2001 and 2000, respectively. All research and development costs are expensed as incurred.

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

Foreign Currency Transactions

     The Company only enters into market risk sensitive instruments to manage well-defined foreign currency risks. The Company previously entered into forward exchange contracts to secure the value of sales contracts and accounts receivable denominated in Australian dollars. Foreign exchange contracts have gains and losses that are recognized at the settlement date. The impact of changes in exchange rates on the forward contracts are substantially offset by the impact of such changes on the value of the related sales contracts and accounts receivable. As of June 30, 2002 and 2001, the Company had no outstanding foreign exchange contracts.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item. Adoption of SFAS 145 has had no impact on the Company’s financial position, results of operations or cash flows.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002.

     The Company is currently evaluating the provisions of SFAS 142, SFAS 143, SFAS 144 and SFAS 146 and it does not anticipate that the effects of these changes will have a material impact on its financial position, results of operations or cash flows. The adoption of SFAS 141 had no impact on the Company’s financial position, results of operations or cash flows.

2. INCOME TAXES:

     At June 30, 2002, the Company had cumulative net operating losses totaling approximately $15.3 million that are available to offset future taxable income and begin to expire in 2009 through 2020. The Company has provided a valuation allowance for the remaining amount of the benefit related to these net operating loss carryforwards as realizability is uncertain.

     Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company’s assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 30, 2002 and 2001, are as follows:

	Deferred income tax assets
	and liabilities
	at June 30,

	2002	2001

	(in thousands)
Operating loss carryforwards	$5,834	$4,856
Research and development tax credit	1,337	1,317
Property and equipment	361	384
Accruals and reserves	438	1,091
Intangible and other assets	227	259

Total deferred tax assets	8,197	7,907
Less valuation allowance	(8,197)	(7,907)

Net deferred tax assets	$—	$—

     The Company’s research and development tax credits are available to offset future taxable income and begin to expire in 2009 through 2020. The Company’s alternative minimum tax credit carryforward as of June 30, 2002, is $54,000 and may be carried forward indefinitely. The valuation allowance related to deferred tax assets increased by approximately $290,000 and decreased by $1.3 million in 2002 and 2001, respectively.

     A reconciliation of the expected income tax provision (benefit) assuming a 34% federal statutory rate to the financial statement income tax provision for the years ended June 30, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Expected tax provision (benefit)	34.0%	34.0%	(34.0)%
State income tax provision (benefit)	4.0%	4.0%	(4.0)%
Non-deductible items	1.7%	.9%	.4%
Valuation allowance	(39.7)%	(31.4)%	39.9%
Other	—	(7.5)%	(2.3)%

	—%	—%	—%

3. COMMITMENTS AND CONTINGENCIES:

Litigation

     Two related lawsuits were filed in the U.S. District Court for the District of Nevada in 1997 and 1998, alleging violation of the federal securities laws by the Company and its executive officers. The suits were consolidated, and in September 2000, the Company agreed to settle the litigation for approximately $2 million. The Company recorded a charge of $2.0 million in the year ended June 30, 2000, to account for the settlement. In April 2001, the Company selected the cash payment option and on January 30, 2002 made the final payment due under the settlement.

     Two lawsuits have been filed regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that were assigned to Anchor Gaming (“Anchor”). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company’s supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages for patent infringement and breach of contract, compensatory damages substantially in excess of $1.0 million for breach of warranty, treble damages, costs of suit, and attorney’s fees. The Company has denied the allegations and is pursuing a counterclaim in that proceeding for a declaration that the Company is the joint owner of the WOG patents. Discovery in the lawsuit is formally closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

     The defense of this suit with Anchor was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. A motion to have the court reconsider its decision filed by the insurance carrier is pending. The Company cannot predict the outcome of this suit.

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

     A series of related lawsuits resulting from the Company’s efforts to enforce its patent rights or third parties’ efforts to challenge the Company’s patent rights, have been settled or adjudicated. The suits were consolidated in the U.S. District Court for the District of Nevada under Acres Gaming Incorporated v. Mikohn Gaming Corp., et al. In separate settlements, all claims in that litigation between the Company and Casino Data Systems (“CDS”) and Sunset

Station Hotel and Casino, respectively, were dismissed with prejudice. Effective December 27, 2001, the Company and Mikohn settled the remaining claims from the litigation. Pursuant to the settlement agreement, Mikohn agreed to license the Company’s bonusing patents, paid the Company a settlement of $1.5 million for use of the patents prior to September 1, 2001 and agreed to pay additional royalties for future use of the patents.

     In a separate but related action, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of the claims alleged by the CDS defendant. That suit is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim; if coverage is provided it should be provided by the prior insurance carrier; and the Company must reimburse the insurance carrier for nominal amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier approximately $70,000 in defense costs previously paid by the insurance carrier. A motion seeking to have the court reconsider its decision filed by the Company is pending. At June 30, 2002, the Company recorded a liability in the amount of $70,000 to provide for the contingency. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     Wild Game NG, LLC, a Nevada limited liability company, which owns and operates Siena Hotel Spa Casino in Reno, Nevada, filed a lawsuit against the Company in November 2001 in the Second Judicial District Court of the State of Nevada in the County of Washoe. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena’s casino. Siena seeks unspecified damages in excess of $10,000. The Company believes that Siena’s claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company’s hardware in Siena’s casino. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     The Company from time to time is involved in other various legal proceedings arising in the normal course of business.

Deferred Compensation

     The Company entered into an employment agreement with Floyd W. Glisson effective as of January 1, 2001 (the “Glisson Employment Agreement”), pursuant to which Mr. Glisson was granted a restricted stock award for 300,000 shares of the company’s common stock and received a base salary of $275,000 for the period from July 1, 2001 to June 30, 2002. No bonus was accrued or paid to Mr. Glisson for the fiscal year ended June 30, 2002. Half, or 150,000 shares, of the restricted stock become unrestricted on June 30, 2003, and the remaining 150,000 shares become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson’s employment is terminated by the Company without cause. Pursuant to the Glisson Employment Agreement, Mr. Glisson will receive severance payments equal to 1.6 times his annual base salary under certain circumstances. Currently, Mr. Glisson’s annual compensation under the Glisson Employment Agreement consists of a base salary of $300,000 and a bonus of up to ninety percent of his annual base salary depending on the Company’s performance as measured against targets set by the Board of Directors.

     The 300,000 restricted shares of the Company’s Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company’s balance sheet. As of June 30, 2002, 100,000 shares would become unrestricted if Mr. Glisson’s employment were terminated by the Company under this agreement. The Company recorded approximately $325,000 and $98,000 of compensation expense for the years ended June 30, 2002 and 2001, respectively. Approximately $552,000 and $877,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of June 30, 2002 and 2001, respectively.

Operating Leases

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases that extend through June 30, 2006. Future minimum lease payments under these non-cancelable operating leases as of June 30, 2002 are $882,000, $200,000, $42,000 and $7,600 in fiscal years 2003, 2004, 2005 and 2006, respectively. Total lease expense was $969,000, $832,000 and $786,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Note Payable

     On February 21, 2002, the Company issued an unsecured promissory note to IGT in the amount of $494,000 to settle amounts previously in dispute. The note bears interest at 4.75% payable monthly and principal payments of $25,000 due quarterly for three years, with the unpaid balance due at maturity. Final payment of all outstanding principal and interest will be payable on March 1, 2005.

Purchase Commitments

     At June 30, 2002, the Company had $875,000 outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

4. CONVERTIBLE SUBORDINATED DEBENTURES:

     On December 21, 2001, the Company sold to three institutional investors $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company’s common stock at $4.6433 per share. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is payable semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid no later than December 21, 2003. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock at a discounted price rather than cash, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants. Pursuant to a Form S-3 Registration Statement, which became effective as of February 25, 2002, the Company has registered sufficient shares of common stock to be issued upon conversion of the debentures or exercise of the warrants.

     The Company may elect to repay the outstanding principal amount of the debentures in shares of its common stock, rather than in cash, at a conversion price equal to the lesser of $4.6433 or 90% of an average market price per share (the average of the five lowest daily volume-weighted average prices of the Company’s common stock on the Nasdaq Small Cap Market for the 22 consecutive trading days immediately preceding the conversion date). The Company may also elect to make interest payments due under the debentures in shares of its common stock, rather than in cash, at an interest conversion price, which will be calculated as the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date.

5. REDEEMABLE PREFERRED STOCK:

     Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate cost of $5.0 million. The Company used the proceeds from the sale of 6% convertible subordinated debentures to fund this redemption.

6. STOCKHOLDERS’ EQUITY:

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

		For the years ended June 30,

		2002	2001	2000

		(in thousands except per share data)
Net income (loss):	As reported	$3,905	$4,169	$(4,159)
	Pro forma	$3,484	3,773	(4,700)
Income (loss) per share — basic:	As reported	$.43	$.47	$(.47)
	Pro forma	$.38	.42	(.53)
Income (loss) per share — diluted:	As reported	$.38	$.41	$(.47)
	Pro forma	$.34	.37	(.53)

     A total of 1,750,000 shares of the Company’s Common Stock have been reserved for issuance pursuant to awards granted under the Plan. Under the Plan, the Company has granted 1,446,000 options, net of cancellations, through June 30, 2002. In addition to issuances under the Plan, the Company issued 185,000 options to purchase Common Stock that were not subject to the provisions of the Plan. Stock option activity is summarized below:

	For the years ended June 30,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,306,517	$3.77	1,354,242	$3.68	1,196,925	$5.05
Granted	265,000	4.73	179,500	3.66	556,300	1.14
Exercised	(24,500)	1.48	(58,025)	1.26	—	—
Canceled	(537,492)	3.60	(169,200)	3.70	(398,983)	4.23

Outstanding at end of year	1,009,525	4.17	1,306,517	3.77	1,354,242	3.68

Exercisable at end of year	606,040	4.15	882,063	3.92	847,444	3.93

Weighted average fair value of options granted	$3.71		$2.94		$.88

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Risk free interest rate	3.8%	5.3%	6.3%
Expected life of option	5 years	5 years	5 years
Expected volatility	106%	108%	99%
Dividends	none	none	none

     The following table summarizes the options to purchase Common Stock outstanding at June 30, 2002:

					Weighted
	Options for	Weighted	Weighted	Options for	Average Exercise
	Shares	Average	Average	Shares	Price of Shares
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercisable

$0.94 - $3.53	442,375	$1.90	6.6 years	309,090	$1.84
$3.53 - $5.29	259,750	4.67	6.8 years	146,950	4.73
$5.29 - $7.05	244,400	5.93	8.0 years	87,000	6.22
$7.05 - $8.81	12,500	8.51	4.2 years	12,500	8.51
$8.81 - $10.58	14,500	9.19	4.4 years	14,500	9.19
$10.58 - $12.34	12,000	11.00	5.0 years	12,000	11.00
$12.34 - $14.10	12,000	13.00	5.0 years	12,000	13.00
$14.10 - $15.00	12,000	15.00	5.0 years	12,000	15.00

$0.94 - $15.00	1,009,525	$4.17	6.9 years	606,040	$4.15

7. EMPLOYEE BENEFIT PLAN:

     The Company has a profit sharing plan that operates under the provisions of Section 401(k) of the Internal Revenue Code and covers substantially all full-time employees. Employer contributions may be made at the discretion of the Board of Directors. There were no employer contributions during the years ended June 30, 2002, 2001 and 2000.

8. PER SHARE COMPUTATION:

     The Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding is used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants, convertible subordinated debentures and redeemable convertible preferred stock, if such effect is dilutive.

	For the year ended June 30,

	2002	2001	2000

	(in thousands except per share data)
Net income (loss)	$3,905	$4,169	$(4,159)
Dilutive effect of interest on convertible subordinated debentures	159	—	—

Net income (loss) allocable to common stockholders	$4,064	$4,169	$(4,159)

Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding — basic	9,074	8,948	8,913
Dilutive effect of warrants and employee stock options after application of the treasury stock method	340	264	—
Dilutive effect of convertible subordinated debentures after application of the if-converted method	538	—	—
Dilutive effect of redeemable convertible preferred stock after application of the if-converted method	644	954	—

Weighted average number of common shares outstanding — diluted	10,596	10,166	8,913

Income (loss) per share — basic	$.43	$.47	$(.47)

Income (loss) per share — diluted	$.38	$.41	$(.47)

     The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

	Balance outstanding as of June 30,

	2002	2001	2000

	(in thousands)
Warrants and employee stock options	674	764	1,479
Redeemable convertible preferred stock, if converted, assuming conversion at rates in effect at each respective year end	—	—	2,228

     Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate cost of $5.0 million. The Company used the proceeds from the sale of 6% convertible subordinated debentures to fund this redemption.

9. SUBSEQUENT EVENT

     In August 2002, the Company entered into a loan agreement with a commercial bank to provide up to $3.0 million in financing secured by inventory and accounts receivable. The agreement contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements.

10. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Year ended June 30, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands except per share data)
Net revenues	$6,092	$5,346	$5,632	$9,334
Gross profit	3,013	3,390	2,779	6,163
Income (loss) from operations	354	382	(46)	3,301
Net income (loss)	417	729	(259)	3,018
Net income (loss) per common share — basic	$.05	$.08	$(.03)	$.33
Net income (loss) per common share — diluted	$.04	$.07	$(.03)	$.29

Year ended June 30, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands except per share data)
Net revenues	$2,739	$10,222	$17,465	$13,627
Gross profit	622	4,106	6,285	4,798
Income (loss) from operations	(1,612)	1,483	2,522	1,599
Net income (loss)	(1,616)	1,506	2,596	1,683
Net income (loss) per common share — basic	$(.18)	$.17	$.29	$.18
Net income (loss) per common share — diluted	$(.18)	$.13	$.25	$.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 14, 2002, Arthur Andersen LLP, the Company’s independent public accounting firm since 1993, was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron. On May 6, 2002, the Company dismissed Arthur Andersen LLP as its independent public accountants, and on May 8, 2002 hired PricewaterhouseCoopers LLP as its independent auditors for the year ended June 30, 2002.

          There may be risks, and recovery by the Company’s shareholders may be limited as a result of the Company’s prior use of Arthur Andersen LLP as its independent accounting firm. As a public company, the

Company is required to file financial statements audited or reviewed by an independent accountant, including those contained in Item 8 of this annual report on Form 10-K. Because the Company’s former audit partner has left Arthur Andersen LLP, the Company has not been able to obtain, after reasonable efforts, the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act of 1933 as amended (the Securities Act), to incorporate Arthur Andersen’s audit report with respect to the Company’s consolidated financial statements as of June 30, 2001 and for the two years in the period then-ended into existing registration statements on Forms S-3 (Nos. 33-75570 and 333-99945) and S-8 (Nos. 333-77050, 333-2258 and 333-21913) filed by the Company with the SEC. The Commission has recently provided regulatory relief designed to allow companies that file reports with the Commission to dispense with the requirement to file a consent of Arthur Andersen LLP in certain circumstances. However, the Company’s shareholders will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act and therefore may have their recovery limited as a result of the lack of consent.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Executive Compensation is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
		See “Item 8. Financial Statements and Supplementary Data”

	(2)	Exhibits
		See “Index to Exhibits.”

(b)		Reports on Form 8-K

The Company filed a Form 8-K on May 6, 2002, to report the termination of Arthur Andersen LLP and the appointment of PricewaterhouseCoopers LLP as its independent public accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES GAMING INCORPORATED

Date: September 30, 2002	By:	/s/	Floyd W. Glisson

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

Date: September 30, 2002	/s/ Floyd W. Glisson
Floyd W. Glisson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2002	/s/ Patrick W. Cavanaugh
Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: September 30, 2002	/s/ Ronald G. Bennett
Ronald G. Bennett Director

Date: September 30, 2002	/s/ Robert W. Brown
Robert W. Brown Director

Date: September 30, 2002	/s/ Richard D. Furash
Richard D. Furash Director

Date: September 30, 2002	/s/ Roger B. Hammock
Roger B. Hammock Director

Date: September 30, 2002	/s/ David R. Willensky
David R. Willensky Director

CERTIFICATIONS

I, Floyd W. Glisson, certify that:

1.	I have reviewed this annual report on Form 10-K of Acres Gaming Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	By:	/s/	Floyd W. Glisson
Floyd W. Glisson Chairman and Chief Executive Officer

I, Patrick W. Cavanaugh, certify that:

1.	I have reviewed this annual report on Form 10-K of Acres Gaming Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	By:	/s/	Patrick W. Cavanaugh
Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

3.2	Bylaws of Acres Gaming Incorporated, as amended(2)

4.1	Convertible Subordinated Debentures and Warrants Purchase Agreement dated December 21, 2001, by and between Acres Gaming Incorporated, Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC(3)

4.2	Form of Convertible Subordinated Debentures dated December 21, 2001, entered into by Acres Gaming Incorporated and each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC in the amounts of $1,500,000, $1,000,000 and $2,500,000, respectively(3)

4.3	Form of Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC for 53,302, 35,535 and 88,837 shares of common stock, respectively(3)

4.4	Registration Rights Agreement dated December 21, 2001, by and between Acres Gaming Incorporated to each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC(3)

4.5	Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to Roth Capital Partners, LLC(3)

+ 10.1	Acres Gaming Incorporated 1993 Stock Option and Incentive Plan, as amended(1)

+ 10.2	Employment Agreement dated July 1, 1996 between the Company and John F. Acres(1)

+ 10.3	Amendment to Employment Agreement dated July 20, 1998 between the Company and John F. Acres(4)

10.4	Lease dated March 3, 1998 between the Company and #26 McCarran Center, LC(5)

10.5	Lease dated August 5, 1999, between the Company and Avery Investments(6)

10.6	System Upgrade Agreement dated June 7, 1999 between Crown Limited and the Company(7)

+ 10.7	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Richard Schneider dated December 8, 1999.(8)

+ 10.8	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Reed Alewel dated December 8, 1999.(8)

+ 10.9	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Floyd Glisson dated December 8, 1999.(8)

10.10	Product Sales, Delivery and License Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT(9)

10.11	Acres Software Maintenance Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT(9)

10.12	Equipment Sale Agreement dated February 14, 2001 between AGI Distribution Inc. and Acres Gaming Incorporated and Station Casinos, Inc. and Station’s affiliates(10)

+ 10.13	Employment Agreement between Acres Gaming Incorporated and Floyd W. Glisson dated as of January 1, 2001(11)

10.14	Lease dated July 30, 2001 between the Company and URS Corporation(12)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

1

Exhibit
No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-77050), previously filed with the Commission on January 18, 2002.

(4)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, previously filed with the Commission.

(5)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, previously filed with the Commission.

(6)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, previously filed with the Commission.

(7)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, previously filed with the Commission.

(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-99945), previously filed with the Commission on September 20, 2002.

(9)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, previously filed with the Commission.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, previously filed with the Commission.

(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, previously filed with the Commission.

(12)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, previously filed with the Commission.

2