Form 10-Q
period 2002-09-30
ACRES GAMING INC
filed 2002-11-14
CIK 912601

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 0-22498

Acres Gaming Incorporated

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0206560 (IRS Employer Identification No.)

7115 Amigo Street, Suite 150
Las Vegas, NV 89119
(Address of principal executive offices)

702-263-7588
(Registrant’s telephone number)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [   ]

     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of October 31, 2002 was 9,574,556.

ACRES GAMING INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACRES GAMING INCORPORATED
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002

	(unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$10,280	$7,312
Receivables, net of allowance of $951 and $932, respectively	8,116	7,582
Inventories	4,019	3,985
Prepaid expenses	423	439

Total current assets	22,838	19,318

PROPERTY AND EQUIPMENT:
Furniture and fixtures	1,952	1,944
Equipment	3,716	3,618
Leasehold improvements	486	486
Accumulated depreciation	(5,483)	(5,280)

Total property and equipment, net	671	768
OTHER ASSETS, Net	656	786

TOTAL ASSETS	$24,165	$20,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,529	$2,277
Accrued compensation	537	654
Accrued other expenses	504	254
Deferred revenue	6,993	4,375
Convertible subordinated debentures, current	3,457	3,600
Note payable, current	100	100

Total current liabilities	14,120	11,260
Convertible subordinated debentures, net of current portion and discount	—	677
Note payable, net of current portion	344	369

Total liabilities	14,464	12,306

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 50 million shares authorized, 9.5 million and 9.4 million shares issued and outstanding, respectively	95	94
Additional paid-in capital	22,636	22,003
Deferred stock-based compensation, net	(471)	(552)
Accumulated deficit	(12,559)	(12,979)

Total stockholders’ equity	9,701	8,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,165	$20,872

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001
(unaudited)

	Three months ended
	September 30,

	2002	2001

	(in thousands except per share data)
NET REVENUES	$5,945	$6,092
COST OF REVENUES	1,878	3,079

GROSS PROFIT	4,067	3,013

OPERATING EXPENSES:
Research and development	1,484	1,496
Selling, general and administrative	1,933	1,163

Total operating expenses	3,417	2,659

INCOME FROM OPERATIONS	650	354
INTEREST AND OTHER INCOME (EXPENSE), NET	(230)	63

NET INCOME	$420	$417

NET INCOME PER SHARE — BASIC	$.05	$.05

NET INCOME PER SHARE — DILUTED	$.04	$.04

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2002 and 2001
(unaudited)

	Three months ended
	September 30,

	2002	2001

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$420	$417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	259	358
Amortization of debt issuance costs	88	—
Amortization of debt discount	81	—
Amortization of deferred stock-based compensation	81	81
Provision for doubtful accounts	19	411
Changes in assets and liabilities:
Receivables	(553)	245
Inventories	(34)	(681)
Prepaid expenses	16	(89)
Accounts payable and accrued expenses	385	(1,956)
Accrued litigation settlement obligation	—	(678)
Deferred revenue	2,618	(1,108)

Net cash provided by (used in) operating activities	3,380	(3,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106)	(120)
Other, net	(14)	(20)

Net cash used in investing activities	(120)	(140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	33	—
Payments for subordinated convertible debentures	(300)	—
Payments on note payable	(25)	8

Net cash provided by (used in) financing activities	(292)	8

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,968	(3,132)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,312	11,958

CASH AND EQUIVALENTS AT END OF PERIOD	$10,280	$8,826

Supplemental Cash Flow Disclosures:

During the quarter ended September 30, 2002, the debenture holders elected to take stock rather than cash in satisfaction of $600,000 of principal redemptions.

The Company recorded interest paid in the amount of $5,585 and $3,014 for the quarter ended September 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED

Notes to Unaudited Consolidated Financial Statements

1. Unaudited Consolidated Financial Statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited consolidated financial statements. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission.

     In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim period. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the expected operating results for the full year or future periods.

2. Revenue Recognition

     The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Customer deposits received under sales agreements are reflected as deferred revenue until the related revenue is recognized.

     Revenue for hardware sales is recognized when hardware components and primary application software have been installed and are available for the customer’s use. For software license revenue, the Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position 98-9 Modification of SOP 97-2 (“SOP 98-9”), Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2. The Company’s sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. SOP 97-2 and SOP 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor (vendor-specific objective evidence or “VSOE”). The Company follows the residual method under SOP 97-2 for software product sales with multiple elements. Software license revenue is recognized upon acceptance of the software. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

     Included in accounts receivable are unbilled receivables of $894,000 and $757,000 at September 30 and June 30, 2002, respectively. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date, but were recoverable as billings were made in accordance with the contract terms.

3. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), “Business Combinations” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company has adopted SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and such adoption had no effect on the Company’s financial position, results of operations or cash flows.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item. Adoption of SFAS 145 had no effect on the Company’s financial position, results of operations or cash flows.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 and it does not anticipate that the adoption of those provisions will have a material effect on its financial position, results of operations or cash flows.

4. Inventories

     Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	September 30,	June 30,
	2002	2002

	(unaudited)
	(in thousands)
Raw materials	$3,829	$3,823
Work-in-progress	98	52
Finished goods	92	110

Total inventories	$4,019	$3,985

5. Capitalized Software and Research and Development Costs

     Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $973,000 and $937,000, were $88,000 and $124,000 at September 30 and June 30, 2002, respectively, and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $36,000 and $88,000 of amortization expense for the three-month periods ended September 30, 2002 and 2001, respectively.

     All research and development costs are expensed as incurred.

6. Income Taxes

     At September 30, 2002, the Company had cumulative net operating losses of approximately $14.8 million, and research and development tax credits of $1.5 million available to offset future taxable income and future income tax liabilities through 2020. The full realizability of these net operating loss carryforwards and research and development tax credits is uncertain and the Company has provided a valuation allowance for the entire amount. Accordingly, no income tax benefit was recorded for the quarter ended September 30, 2002.

7. Commitments and Contingencies

     Litigation

     Two lawsuits have been filed regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that were assigned to Anchor Gaming (“Anchor”). In the first suit, now pending in U.S. District Court for the District of Nevada, the WOG plaintiffs brought patent infringement, breach of warranty and breach of contract actions against the Company based on the WOG patents and the Company’s supply agreement with Anchor. Plaintiffs seek to enjoin the Company from infringing the WOG patents and from competing with it in the sale of wheel styled bonus gaming devices. The plaintiffs also seek unspecified compensatory damages for patent infringement and breach of contract, compensatory damages substantially in excess of $1.0 million for breach of warranty, treble damages, costs of suit, and attorney’s fees. The Company has denied the allegations and is pursuing a counterclaim in that proceeding for a declaration that the Company is the joint owner of the WOG patents. Discovery is closed. Currently pending before the Court are four summary judgment motions and one discovery-related motion filed by Anchor, as well as one summary judgment motion filed by the Company. No trial date has been set. The Company cannot predict the outcome, nor estimate the range of possible loss, if any, related to this suit but believes that an unfavorable outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The second action regarding the WOG patents was filed by the Company against Anchor and Spin for Cash Wide Area Progressive Joint Venture (collectively, “Anchor”) in U.S. District Court for the District of Oregon. The Company alleges in the suit that Anchor wrongfully used the Company’s intellectual property to obtain the WOG patents, that the filing of the patent applications was fraudulently concealed from the Company, that Anchor was unjustly enriched by retaining the benefits of the Company’s technology without compensating the Company and that Anchor breached fiduciary duties owed to the Company. The Company seeks $40 million in compensatory damages, treble damages, costs of suit and attorneys’ fees. The Company has participated in court-mandated settlement conferences concerning the litigation, and the Oregon lawsuit has been stayed pending resolution of the first Anchor lawsuit.

     The defense of the first suit with Anchor was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. A motion to have the court reconsider its decision filed by the insurance carrier is pending. The Company cannot predict the outcome of this suit.

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

     Purchase Commitments

     At September 30, 2002, the Company had $2.4 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

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

	For the Three Months Ended
	September 30,

	2002		2001

	(in thousands except per share data)
Net income allocable to common stockholders	$420		$417

Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share, excluding non-vested restricted stock	9,215		9,022
Dilutive effect of restricted stock, warrants and employee stock options after application of the treasury stock method	466		204
Dilutive effect of redeemable convertible preferred stock after application of the if-converted method	—		1,598

Weighted average number of common shares outstanding for computing diluted earnings per share	9,681		10,824

Earnings per share — basic	$.05		$.05

Earnings per share — diluted	$.04	(*)	$.04

     (*) The Company’s earnings release issued on October 30, 2002 reported earnings per share that was rounded up from $.0463 to $.05 per diluted share for the quarter ended September 30, 2002. However, the Company’s calculation of earnings per share included a rounding error and an incorrect calculation of the number of fully diluted shares. After recalculating, the fully diluted earnings per share for the quarter has been rounded down from $.0434 to $.04 per diluted share.

     The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

	For the Three Months Ended
	September 30,

	2002		2001

	(in thousands)
Warrants and employee stock options	658		357

Convertible subordinated debentures	948	(1)	—

     (1)  The computation of earnings per share excludes (i) the effect of interest on convertible subordinated debentures and (ii) the effect of convertible subordinated debentures after application of the if-converted method because the combined effect would be anti-dilutive.

9. Deferred Compensation

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

     The 300,000 restricted shares of the Company’s Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company’s balance sheet. As of September 30 and June 30, 2002, approximately 112,500 and 100,000 shares, respectively would become unrestricted if Mr. Glisson’s employment were terminated by the Company. The Company recorded approximately $81,000 of compensation expense for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. Approximately $471,000 and $552,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of September 30 and June 30, 2002, respectively.

10. Convertible Subordinated Debentures

     On December 21, 2001, the Company sold to three institutional investors $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company’s common stock at $4.6433 per share. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is payable semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid no later than December 21, 2003. During the quarter ended September 30, 2002, the debenture holders elected to receive cash for one of the three scheduled, monthly principal payments and elected to convert the other two scheduled, monthly principal payments into common stock of the Company. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock at a discounted price rather than cash, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants.

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

     The Company’s financial position, operating results or cash flows may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

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

     Research and Development Costs

     The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached shortly before the products are released to customers. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

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

Results of Operations

     The Company’s net revenues during the quarter ended September 30, 2002 were $5.9 million compared to $6.1 million in the same quarter of fiscal 2002. The decrease in revenues is primarily attributable to the timing of hardware revenue for the quarter ended September 30, 2002, compared to the same quarter of fiscal 2002. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues for the quarter ended September 30, 2002 consisted of $2.3 million for hardware components and $3.6 million for royalties and software and services sold to a number of customers. Software and services revenue for the quarter included $1.9 million in revenue for the first bonus installed at 5 of the 6 Station Casinos properties and for which the Company satisfied the customer’s acceptance criteria during the quarter ended September 30, 2002. Revenues in the quarter ended September 30, 2001 consisted of $3.5 million in hardware sales and $2.6 million of software and service sales.

     Gross profit margin was 68 percent in the current quarter compared to 49 percent in the same quarter of fiscal 2001. The higher gross profit margin was primarily attributable to the fact that the mix of software sales to hardware sales was greater during the quarter ended September 30, 2002 than in the same period of fiscal 2002.

     The Company’s research and development expenses were $1.5 million for the quarters ended September 30, 2002 and 2001, respectively. The Company employed fewer staff for research and development during part of the recently ended quarter, compared to the same quarter of fiscal 2001 but increased its staffing for research and development by the end of the quarter to levels higher than that for the quarter ended September 30, 2001. The Company expects to continue to spend a significant percentage of its revenue on research and development to enhance and expand the capabilities of Acres Advantage, Acres Cashless, Acres Bonusing and develop additional bonus games.

     Selling, general and administrative expenses increased by $770,000 during the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. The increase resulted primarily from an increase in expenses for litigation and patent related matters; an increase in insurance premiums for all coverages carried by the Company; an increase in selling, general and administrative staff and overall compensation levels; an increase in occupancy expenses for the Company’s service and support personnel; and an increase in marketing and promotional expenses largely due to the timing of the industry’s most significant trade show during the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. Interest and other income (expense), net, was $(230,000) for the current quarter compared to $63,000 in the same quarter of fiscal 2001, due to an increase in interest expense and amortization of debt issuance costs of $235,000.

     The Company has cumulative net operating losses of approximately $14.8 million, and research and development tax credits of $1.5 million available to offset future taxable income and future income tax liabilities through 2020. The full realizability of these net operating loss carryforwards and research and development tax credits is uncertain and the Company has provided a valuation allowance for the entire amount. Net operating loss carryforwards were utilized to reduce taxable income in the quarters ended September 30, 2002 and 2001, respectively, and therefore no income tax provision has been recorded. Net income for the quarter ended September 30, 2002 was $420,000 ($.04 per diluted share) compared to $417,000 ($.04 per diluted share) for the quarter ended September 30, 2001. The Company’s earnings release issued on October 30, 2002 reported earnings per share that was rounded up from $.0463 to $.05 per diluted share for the quarter ended September 30, 2002. However, the Company’s calculation of earnings per share included a rounding error and an incorrect calculation of the number of fully diluted shares. After recalculating, the fully diluted earnings per share for the quarter has been rounded down from $.0434 to $.04 per diluted share. The Company expects fiscal year 2003 net income to be more than double fiscal year 2002’s net income of $3.9 million.

Liquidity and Capital Resources

     At September 30, 2002, the Company had $10.3 million in cash and equivalents. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase.

     On December 21, 2001, the Company sold $5.0 million principal amount of 6% convertible subordinated debentures and warrants in a private placement. Interest on the debentures at the rate of 6% is due semi-annually starting in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid. During the quarter ended September 30, 2002, the debenture holders elected to receive cash for one of the three scheduled, monthly principal payments and elected to convert the other two scheduled, monthly principal payments into common stock of the Company.

     On February 21, 2002, the Company issued an unsecured promissory note to IGT in the amount of $494,000 to settle amounts previously in dispute. The note bears interest at 4.75% payable monthly and principal payments of $25,000 due quarterly for three years, with the unpaid balance due at maturity.

     In August 2002, the Company entered into a one-year revolving loan agreement with a commercial bank to provide up to $3.0 million in financing secured by accounts receivable and inventory. The agreement provides for interest at a rate equal to Prime plus 1%. The agreement contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. No amounts were outstanding under this agreement during the quarter ended September 30, 2002.

     At September 30, 2002, the Company had $2.4 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

     At September 30, 2002, the Company had collected $6.1 million in advance deposits against its order backlog of approximately $25.5 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered several months after the receipt of an order.

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

Aggregate Indebtedness and Fixed Payment Obligations

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases. Future minimum lease payments under these non-cancelable operating leases as of September 30, 2002 are $721,000, $209,000, $17,000 and $8,000 for the 12-month periods ending September 30, 2003, 2004, 2005 and 2006, respectively. Total lease expense under non-cancelable operating leases was $244,000 and $219,000 for the quarters ended September 30, 2002 and 2001, respectively.

     The Company’s long-term indebtedness and fixed payment obligations for the 12-month periods ending September 30 are summarized below.

	2003	2004	2005	2006	2007	Thereafter

	(in thousands)
Long-Term Indebtedness
Convertible subordinated debentures	$3,800	$—	$—	$—	$—	$—
Note payable	100	100	244	—	—	—
Fixed Payment Obligations
Nevada main office facility	400	—	—	—	—	—
Nevada contiguous office facility	82	—	—	—	—	—
Oregon office facility	186	173	—	—	—	—
Other office equipment/leases	53	36	17	8	—	—

Total Indebtedness and Fixed Payment Obligations	$4,621	$309	$261	$8	$—	$—

Foreign Currency Exchange Rate Risk

     The Company does not invest in market risk sensitive instruments, except that it occasionally enters into forward exchange contracts to manage a foreign currency risk related to sales that are denominated in foreign currency. The Company did not enter into any foreign exchange contracts during the quarters ended September 30, 2002 and 2001, respectively, and has no current plans to enter into any such contracts.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), “Business Combinations” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company has adopted SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and such adoption had no effect on the Company’s financial position, results of operations or cash flows.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item. Adoption of SFAS 145 had no effect on the Company’s financial position, results of operations or cash flows.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 and it does not anticipate that the adoption of those provisions will have a material effect on its financial position, results of operations or cash flows.

Forward-Looking Information

     Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions on which the forward-looking statements are based prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risks detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

     The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the possibility that changes in the agreement between the Company and Station Casinos to install the Company’s products in Station Casinos’ properties could affect the timing of revenues anticipated by the Company from Station Casinos; the possibility that the Company’s suppliers may not be able to meet required delivery schedules for components of the Company’s products; the possibility that future sales may not occur or product offerings may not be developed as planned; the possibility that future product installations may not be completed; the risk that patents may not be issued; the expense and unpredictability of patent and other litigation; the timing of development, regulatory approval and installation of products; the timing of receipt and shipment of orders; competition; government regulation; market acceptance; customer concentration; technological change; the risk that revenue could be negatively affected as the result of the effects of economic conditions on the gaming industry generally and the results of pending litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

     Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes from the information previously reported under Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRES GAMING INCORPORATED (Registrant)

Date: November 14, 2002	By:	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer (authorized officer and principal financial and chief accounting officer)

302 CERTIFICATION:

I, Floyd W. Glisson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Acres Gaming Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Floyd W. Glisson Floyd W. Glisson Chairman and Chief Executive Officer

302 CERTIFICATION:

I, Patrick W. Cavanaugh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Acres Gaming Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Patrick W. Cavanaugh Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Articles of Incorporation of Acres Gaming Incorporated, as amended(1)
3.2	Bylaws of Acres Gaming Incorporated, as amended(2)
99.1	Certification of Floyd W. Glisson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Patrick W. Cavanaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.