Form 10-Q
period 2002-12-31
ACRES GAMING INC
filed 2003-02-13
CIK 912601

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

          (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

702-263-7588
(Registrant’s telephone number)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [  ]

     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of January 31, 2003 was 9,706,826.

ACRES GAMING INCORPORATED

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

ACRES GAMING INCORPORATED
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2002	June 30, 2002
	(unaudited)

	(in thousands, except share data)

CURRENT ASSETS:
Cash and equivalents	$9,294	$7,312
Receivables, net of allowance of $1,148 and $932, respectively	10,312	7,582
Inventories	3,663	3,985
Prepaid expenses	376	439

Total current assets	23,645	19,318

PROPERTY AND EQUIPMENT:
Furniture and fixtures	1,960	1,944
Equipment	4,096	3,618
Leasehold improvements	486	486
Accumulated depreciation	(5,656)	(5,280)

Total property and equipment	886	768
OTHER ASSETS, Net	529	786

TOTAL ASSETS	$25,060	$20,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,581	$2,277
Accrued compensation	920	654
Accrued other expenses	321	254
Deferred revenue	5,148	4,375
Convertible subordinated debentures, current	2,639	3,600
Note payable, current	100	100

Total current liabilities	11,709	11,260
Convertible subordinated debentures, net of current portion and discount	—	677
Note payable, net of current portion	319	369

Total Liabilities	12,028	12,306

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 50 million shares authorized, 9.7 million and 9.4 million shares issued and outstanding, respectively	97	94
Additional paid-in capital	23,545	22,003
Deferred stock-based compensation	(389)	(552)
Accumulated deficit	(10,221)	(12,979)

Total stockholders’ equity	13,032	8,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,060	$20,872

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended December 31, 2002 and 2001
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2002	2001	2002	2001

	(in thousands except per share data)
NET REVENUES	$11,595	$5,346	$17,540	$11,438
COST OF REVENUES	4,804	1,956	6,682	5,035

GROSS PROFIT	6,791	3,390	10,858	6,403

OPERATING EXPENSES:
Research and development	1,753	1,490	3,237	2,986
Selling, general and administrative	2,456	1,518	4,390	2,680

Total operating expenses	4,209	3,008	7,627	5,666

INCOME FROM OPERATIONS	2,582	382	3,231	737
INTEREST AND OTHER INCOME (EXPENSE), NET	(243)	347	(473)	411

NET INCOME	$2,339	$729	$2,758	$1,148

NET INCOME PER SHARE — BASIC	$.25	$.08	$.30	$.13

NET INCOME PER SHARE — DILUTED	$.22	$.07	$.27	$.11

The accompanying notes are an integral part of these consolidated financial statements

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2002 and 2001
(unaudited)

	Six months ended
	December 31,

	2002	2001

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,758	$1,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	501	705
Amortization of debt issuance costs	176	8
Amortization of debt discount	162	18
Amortization of deferred stock-based compensation	163	162
Provision for doubtful accounts	216	341
Changes in assets and liabilities:
Receivables	(2,946)	(58)
Inventories	322	(245)
Prepaid expenses	63	23
Accounts payable and accrued expenses	637	(3,027)
Accrued litigation settlement obligation	—	(1,356)
Deferred revenue	773	(1,226)

Net cash provided by (used in) operating activities	2,825	(3,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(493)	(344)
Other, net	(43)	(110)

Net cash used in investing activities	(536)	(454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	43	19
Proceeds from redeemable convertible debentures	—	5,000
Debt issuance costs	—	(387)
Payments for convertible subordinated debentures	(300)	—
Payments on note payable	(50)	—

Net cash provided by (used in) financing activities	(307)	4,632

NET INCREASE IN CASH AND EQUIVALENTS	1,982	671
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,312	11,958

CASH AND EQUIVALENTS AT END OF PERIOD	$9,294	$12,629

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended December 31, 2002 and 2001
(unaudited)

	Six months ended
	December 31,

	2002	2001

Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$146	$7

Supplemental disclosure of non-cash financing activities:
Common stock issued in satisfaction of principal redemptions under convertible subordinated debentures, based on election of debenture holders	$1,500	—

Value of warrants issued in conjunction with convertible subordinated debentures	—	$595

Value of warrants issued as debt issuance costs	—	$125

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

     In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim period. The results of operations for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the expected operating results for the full year or future periods.

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

     Included in accounts receivable are unbilled receivables of $962,000 and $757,000 at December 31 and June 30, 2002, respectively. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date, but are recoverable as billings are made in accordance with the contract terms.

3. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), “Business Combinations” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company has adopted SFAS 141, SFAS 142, SFAS 143 and SFAS 144, and such adoption had no effect on the Company’s financial position, results of operations or cash flows.

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

4. Inventories

     Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	December 31,	June 30,
	2002	2002

	(in thousands)
Raw Materials	$3,505	$3,823
Work-in-progress	33	52
Finished Goods	125	110

Total inventories	$3,663	$3,985

5. Capitalized Software and Research and Development Costs

     Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $1,002,000 and $937,000, were $59,000 and $124,000 at December 31 and June 30, 2002, respectively, and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $66,000 and $177,000 of amortization expense for the six-month periods ended December 31, 2002 and 2001, respectively. All research and development costs are expensed as incurred.

6. Income Taxes

     At December 31, 2002, the Company had cumulative net operating losses of approximately $12.2 million, and research and development tax credits of $1.5 million available to offset future taxable income and future income tax liabilities through 2020. The full realizability of these net operating loss carryforwards is uncertain and the Company has provided a valuation allowance for the entire amount. Accordingly, no income tax benefit was recorded for the three and six-month periods ended December 31, 2002. Net operating loss carryforwards and research and development tax credits are expected to be utilized to reduce any taxable income in fiscal 2003, and therefore no income tax provision has been recorded for the three and six-month periods ended December 31, 2002.

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

     The defense of the first suit with Anchor was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. A motion filed by the insurance carrier to have the court reconsider its decision is pending. The Company cannot predict the outcome of this suit.

     In another insurance coverage suit, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of claims alleged by Casino Data Systems in a separate lawsuit that has been settled. The suit against the insurance carrier is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim, that if coverage is provided it should be provided by the prior insurance carrier, and that the Company must reimburse the insurance carrier for amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier approximately $70,000 in defense costs previously paid by the insurance carrier. A motion filed by the Company seeking to have the court reconsider its decision is pending. At June 30, 2002, the Company recorded a liability in the amount of $70,000 to provide for the contingency. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

     Purchase Commitments

     At December 31, 2002, the Company had $3.2 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

8. Per Share Computation

     The Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding is used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and redeemable convertible preferred stock, if such effect is dilutive.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,

	2002	2001	2002	2001

	(in thousands except per share data)
Net income	$2,339	$729	$2,758	$1,148
Dilutive effect of interest on convertible subordinated debentures	53	—	119	—

Net income allocable to common stockholders	$2,392	$729	$2,877	$1,148

Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	9,421	9,048	9,324	9,035
Dilutive effect of warrants and employee stock options after application of the treasury stock method	541	250	507	228
Dilutive effect of convertible subordinated debentures after application of the if-converted method	754	129	851	129
Dilutive effect of redeemable convertible preferred stock after application of the if-converted method [1]	—	1,071	—	1,071

Weighted average number of common shares outstanding for computing diluted earnings per share	10,716	10,498	10,682	10,463

Earnings per share — basic	$.25	$.08	$.30	$.13

Earnings per share — diluted	$.22	$.07	$.27	$.11

[1] Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate cost of $5.0 million. The Company used the proceeds from the sale of 6% convertible subordinated debentures to fund this redemption.

     The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

	For the Three Months		For the Six Months Ended
	Ended December 31,		December 31,

	2002	2001	2002	2001

	(in thousands)
Warrants and employee stock options	607	624	633	624

9. Deferred Compensation

     The Company entered into an employment agreement with Floyd W. Glisson effective as of January 1, 2001 (the “Glisson Employment Agreement”), pursuant to which Mr. Glisson was granted a restricted stock award for 300,000 shares of the Company’s common stock and received a base salary of $275,000 for the period from July 1, 2001 to June 30, 2002. No bonus was accrued or paid to Mr. Glisson for the fiscal year ended June 30, 2002. Half, or 150,000 shares, of the restricted stock become unrestricted on June 30, 2003, and the remaining 150,000 shares become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson’s employment is terminated by the Company without cause. Pursuant to the Glisson Employment Agreement, Mr. Glisson will receive severance payments equal to 1.6 times his annual base salary under certain circumstances. Currently, Mr. Glisson’s annual compensation under the Glisson Employment Agreement consists of a base salary of $300,000 and a bonus of up to ninety percent of his annual base salary depending on the Company’s performance as measured against targets set by the Company’s Board of Directors.

     The 300,000 restricted shares of the Company’s Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company’s balance sheet. As of December 31 and June 30, 2002, approximately 125,000 and 100,000 shares, respectively, would become unrestricted if Mr. Glisson’s employment were terminated by the Company. The Company recorded approximately $163,000 of compensation expense for each of the six-month periods ended December 31, 2002 and December 31, 2001, respectively, in connection with Mr. Glisson’s restricted stock. Approximately $389,000 and $552,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of December 31 and June 30, 2002, respectively.

10. Convertible Subordinated Debentures

     On December 21, 2001, the Company sold to three institutional investors $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company’s common stock at $4.6433 per share. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is payable semi-annually with the first payment having been made in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid no later than December 21, 2003. During the six-months ended December 31, 2002, the debenture holders elected to receive cash for one of the six scheduled, monthly principal payments and elected to convert the other five scheduled, monthly principal payments into common stock of the Company. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock at a discounted price rather than cash, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants.

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

     Revenue Recognition

     Revenue for hardware sales is recognized when hardware components and the primary application software have been installed and are available for the customer’s use. The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Revenue earned on software arrangements involving multiple elements is required to be allocated to each element based on the relative fair values of the elements. The Company’s sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and the specific terms of the agreement with the customer, could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Software license revenue is recognized upon acceptance of the software and the criteria for customer acceptance are generally defined by agreement. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

     Legal Contingencies

     The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial condition, results of operations and cash flows.

Results of Operations

     The Company’s net revenues during the quarter ended December 31, 2002 were $11.6 million compared to $5.3 million in the same quarter of fiscal 2002. The increase in revenues is primarily attributable to more hardware deliveries to and software installations for customers for the quarter ended December 31, 2002 compared to the same quarter of fiscal 2002. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues for the quarter ended December 31, 2002 consisted of $5.9 million in hardware components and $5.7 million for software and services sold to a number of customers. The Company recorded no revenue during the quarter from bonusing modules installed during the quarter at properties owned by Station Casinos. Revenues for the quarter ended December 31, 2001, included $1.2 million in royalty revenue for fees the Company received from Mikohn Gaming Corporation for the license of certain of the Company’s bonusing patents in connection with the settlement of litigation for past royalties. The balance of the revenues consisted of $1.4 million in hardware components and $2.7 million for software and services sold to a number of customers.

     For the six-month period ending December 31, 2002, net revenues were $17.5 million compared to $11.4 million in the same period in the prior fiscal year. The increase in revenues is primarily attributable to more hardware deliveries to and software installation for customers for the six-month period ended December 31, 2002, compared to the same period of fiscal 2002.

     Gross profit margin was 59 percent for the quarter ended December 31, 2002 compared to 63 percent in the same quarter of fiscal 2002. The lower gross margin was primarily attributable to an increased mix of hardware sales, which carry a lower gross profit than software sales, for the quarter ended December 31, 2002, compared to the same quarter of fiscal 2002 and to the recognition of $1.2 million in royalties received in connection with the settlement of litigation for past royalties in the quarter ended December 31, 2001. For the first half of fiscal 2003, gross profit margins were 62 percent compared to 56 percent in the same period of fiscal 2002. The increase in gross profit margins was primarily attributable software sales which carry a higher gross profit margin than hardware sales and which made up a greater percentage of revenue in the first half of fiscal 2003 compared to the same period of fiscal 2002.

     The Company’s research and development expenses increased by $263,000 and $251,000 during the three and six-month periods ended December 31, 2002, respectively, compared to the same periods in the prior fiscal year. The increases resulted primarily from an increase in research and development personnel and prototype expenses during the quarter ended December 31, 2002. The Company expects to continue to spend a significant percentage of its revenue on research and development to enhance and expand the capabilities of Acres Advantage, Acres Cashless and Acres Bonusing and develop additional bonus games.

     Selling, general and administrative expenses increased by $938,000 and $1.7 million during the three and six-month periods ended December 31, 2002, respectively, compared to the same periods in the prior fiscal year. The increases are primarily attributable to an increase in expenses for litigation and patent related matters; an increase in reserves for doubtful accounts; an increase in insurance premiums for all coverages carried by the Company; and an increase in selling, general and administrative staff and overall compensation levels, compared to the same periods in the prior fiscal year.

     Interest and other income (expense), net, was $(243,000) for the quarter ended December 31, 2002, compared to $347,000 in the same quarter of fiscal 2002. Interest and other income (expense), net, was $(473,000) for the six-month period ended December 31, 2002, compared to $411,000 for the same period in fiscal 2002. The change in interest and other income (expense), net, during the three-month and six-month periods ended December 31, 2002, compared to the same periods in fiscal 2002, is due partially to interest expense and amortization of debt issuance costs of $233,000 and $475,000, respectively, for the three-month and six-month periods ended December 31, 2002. Additionally, interest and other income (expense), net, in the three-month and six-month periods ended December 31, 2001, included a gain of $339,000 from the settlement of litigation.

Liquidity and Capital Resources

     At December 31, 2002, the Company had $9.3 million in cash and equivalents. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase.

     On December 21, 2001, the Company sold $5.0 million principal amount of 6% convertible subordinated debentures and warrants in a private placement. Interest on the debentures at the rate of 6% is due semi-annually with the first payment having been made in April 2002. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid. During the six-months ended December 31, 2002, the debenture holders elected to receive cash for one of the six scheduled, monthly principal payments and elected to convert the other five scheduled, monthly principal payments into common stock of the Company pursuant to the terms of the debentures.

     On February 21, 2002, the Company issued an unsecured promissory note to IGT in the amount of $494,000 to settle amounts previously in dispute. The note bears interest at 4.75% payable monthly and principal payments of $25,000 due quarterly for three years, with the unpaid balance due at maturity.

     In August 2002, the Company entered into a one-year revolving loan agreement with a commercial bank to provide up to $3.0 million in financing secured by accounts receivable and inventory. The agreement provides for interest at a rate equal to Prime plus 1%. The agreement contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. Management believes that the Company is in compliance with all financial covenants under the agreement. No amounts were outstanding under this agreement during the three-month or six-month periods ended December 31, 2002.

     At December 31, 2002, the Company had $3.2 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

     At December 31, 2002, the Company had collected $4.7 million in advance deposits against its order backlog of approximately $23.8 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered several months after the receipt of an order.

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

Aggregate Indebtedness and Fixed Payment Obligations

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2002 are $549,000, $166,000, $26,000 and $5,000 for the 12-month periods ending December 31, 2003, 2004, 2005 and 2006, respectively. Total lease expense under non-cancelable operating leases was $478,000 and $456,000 for the six-month periods ended December 31, 2002 and 2001, respectively.

     The Company’s long-term indebtedness and fixed payment obligations for the 12-month periods ending December 31 are summarized below.

	2003	2004	2005	2006	2007	Thereafter

	(in thousands)
Long-Term Indebtedness
Convertible subordinated debentures	$2,900	$—	$—	$—	$—	$—
Note payable	100	100	219	—	—	—
Fixed Payment Obligations
Nevada main office facility	259	—	—	—	—	—
Nevada contiguous office facility	47	—	—	—	—	—
Oregon office facility	186	126	—	—	—	—
Other office equipment/leases	57	40	26	5	—	—

Total Indebtedness and Fixed Payment Obligations	$3,549	$266	$245	$5	$—	$—

Foreign Currency Exchange Rate Risk

     The Company does not invest in market risk sensitive instruments, except that it occasionally enters into forward exchange contracts to manage a foreign currency risk related to sales that are denominated in foreign currency. The Company did not enter into any foreign exchange contracts during the quarters ended December 31, 2002 and 2001, respectively, and has no current plans to enter into any such contracts.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), “Business Combinations” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 which were accounted for by the purchase method.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company has adopted SFAS 141, SFAS 142, SFAS 143 and SFAS 144, and such adoption had no effect on the Company’s financial position, results of operations or cash flows.

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

     Forward-looking statements contained in this Form 10-Q include statements as to the Company’s plans and expectations as to: sales backlog; adequacy of cash and equivalents balances to fund the Company’s operations; revenue recognition; cash collections and adequacy of cash flow; new product development; compliance with financial covenants under the Company’s loan agreement; and litigation results and settlements.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on December 11, 2002. The following actions were taken at the meeting:

     Election of Directors. Floyd W. Glisson, Ronald G. Bennett, Robert W. Brown, Roger B. Hammock, Richard D. Furash and David R. Willensky were elected to serve as directors for a term of one year with the holders of shares voting as follows:

		Withhold
Director	Votes For	Authority

Floyd W. Glisson	8,774,804	204,836
Ronald G. Bennett	8,947,724	31,916
Robert W. Brown	8,950,297	29,343
Roger B. Hammock	8,936,097	43,543
Richard D. Furash	8,931,715	47,925
David R. Willensky	8,948,224	31,416

     Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Accountants. The Board of Directors’ appointment of PricewaterhouseCoopers as independent accountants was ratified. The holders of 8,940,011 shares voted for the ratification, holders of 32,983 shares voted against ratification and holders of 6,646 shares abstained.

     Approval of the 2002 Stock Incentive Plan. The Company’s stockholders voted to adjourn the meeting as to a vote on the approval of the Company’s 2002 Stock Incentive Plan. At a reconvened meeting on January 10, 2003, the adoption of the 2002 Stock Incentive Plan was approved. The holders of 4,547,614 shares voted for the approval of the plan, holders of 2,108,074 shares voted against the approval, holders of 28,284 shares abstained, and holders of 2,295,668 shares were broker non-votes.

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

ACRES GAMING INCORPORATED (Registrant)

Date: February 13, 2003	By	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer (authorized officer and principal financial and chief accounting officer)

302 CERTIFICATION:

I, Floyd W. Glisson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Acres Gaming Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Floyd W. Glisson

Floyd W. Glisson Chairman and Chief Executive Officer

302 CERTIFICATION:

I, Patrick W. Cavanaugh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Acres Gaming Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
c)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

3.2	Bylaws of Acres Gaming Incorporated, as amended(2)

99.1	Certification of Floyd W. Glisson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Patrick W. Cavanaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.