Form 10-Q
period 2003-03-31
ACRES GAMING INC
filed 2003-05-15
CIK 912601

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 0-22498

Acres Gaming Incorporated

(Exact name of registrant as specified in its charter)

Nevada	88-0206560
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7115 Amigo Street, Suite 150
Las Vegas, NV 89119
(Address of principal executive offices)

702-263-7588
(Registrant’s telephone number)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of April 30, 2003 was 9,992,631.

ACRES GAMING INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACRES GAMING INCORPORATED
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2003	June 30, 2002
	(unaudited)

	(in thousands, except share data)
CURRENT ASSETS:
Cash and equivalents	$14,481	$7,312
Receivables, net of allowance of $1,154 and $932, respectively	10,744	7,582
Inventories	5,146	3,985
Deferred taxes	4,002	—
Prepaid expenses	363	439

Total current assets	34,736	19,318

PROPERTY AND EQUIPMENT:
Furniture and fixtures	1,996	1,944
Equipment	4,014	3,618
Leasehold improvements	487	486
Accumulated depreciation	(5,701)	(5,280)

Total property and equipment	796	768
OTHER ASSETS, Net	696	786

TOTAL ASSETS	$36,228	$20,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,288	$2,277
Accrued compensation	992	654
Accrued other expenses	340	254
Deferred revenue	8,086	4,375
Convertible subordinated debentures, current	1,820	3,600
Note payable, current	100	100

Total current liabilities	14,626	11,260
Convertible subordinated debentures, net of current portion and discount	—	677
Note payable, net of current portion	294	369

Total Liabilities	14,920	12,306

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 50 million shares authorized, 9.9 million and 9.4 million shares issued and outstanding, respectively	99	94
Additional paid-in capital	24,487	22,003
Deferred stock-based compensation	(308)	(552)
Accumulated deficit	(2,970)	(12,979)

Total stockholders’ equity	21,308	8,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,228	$20,872

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended March 31, 2003 and 2002
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands except per share data)
NET REVENUES	$9,487	$5,632	$27,027	$17,069
COST OF REVENUES	2,272	2,853	8,954	7,888

GROSS PROFIT	7,215	2,779	18,073	9,181

OPERATING EXPENSES:
Research and development	1,786	1,451	5,023	4,437
Selling, general and administrative	2,145	1,374	6,535	4,054

Total operating expenses	3,931	2,825	11,558	8,491

INCOME (LOSS) FROM OPERATIONS	3,284	(46)	6,515	690
INTEREST AND OTHER INCOME (EXPENSE), NET	(211)	(213)	(684)	199

INCOME (LOSS) BEFORE INCOME TAXES	3,073	(259)	5,831	889
INCOME TAX BENEFIT	4,178	—	4,178	—

NET INCOME(LOSS)	$7,251	$(259)	$10,009	$889

NET INCOME (LOSS) PER SHARE — BASIC	$.75	$(.03)	$1.06	$.10

NET INCOME (LOSS) PER SHARE — DILUTED	$.67	$(.03)	$.95	$.09

The accompanying notes are an integral part of these consolidated financial statements

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2003 and 2002
(unaudited)

	Nine months ended
	March 31,

	2003	2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,009	$889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	736	995
Amortization of debt issuance costs	264	84
Amortization of debt discount	244	175
Amortization of deferred stock-based compensation	244	244
Provision for doubtful accounts	222	340
Changes in assets and liabilities:
Receivables	(3,384)	(1,194)
Inventories	(1,161)	164
Deferred tax assets	(4,295)	—
Prepaid expenses	76	6
Accounts payable and accrued expenses	1,435	(2,678)
Accrued litigation settlement obligation	—	(2,010)
Deferred revenue	3,711	(1,340)

Net cash provided by (used in) operating activities	8,101	(4,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(644)	(411)
Other, net	(2)	(607)

Net cash used in investing activities	(646)	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	—	(4,948)
Issuance of common stock, net	89	741
Proceeds from convertible subordinated debentures	—	5,000
Debt issuance costs	—	(595)
Proceeds from issuance of note payable	—	494
Payments for convertible subordinated debentures	(300)	—
Payments on note payable	(75)	—

Net cash provided by (used in) financing activities	(286)	692

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	7,169	(4,651)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,312	11,958

CASH AND EQUIVALENTS AT END OF PERIOD	$14,481	$7,307

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended March 31, 2003 and 2002
(unaudited)

	Nine months ended
	March 31,

	2003	2002

Supplemental disclosure of cash flow information:	(in thousands)
Cash paid for interest	$153,000	$9,000

Supplemental disclosure of non-cash financing activities:
Common stock issued in satisfaction of principal redemptions under convertible subordinated debentures, based on election of debenture holders	$2,400	—

Value of warrants issued in conjunction with convertible subordinated debentures	—	$595

Value of warrants issued as debt issuance costs	—	$125

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

     In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of the interim period. The results of operations for the three- and nine-month periods ended March 31, 2003 are not necessarily indicative of the expected operating results for the full year or future periods.

2. Significant Accounting Policies

     Revenue Recognition

     The Company sells certain of its products under contracts that generally provide for a deposit to be paid before commencement of the project and for a final payment to be made after completion of the project. Customer deposits received under sales agreements are reflected as deferred revenue until the related revenue is recognized.

     Revenue for hardware sales is recognized when hardware components and primary application software have been installed and have been accepted by the customer. For software license revenue, the Company applies the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position 98-9 Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”), which amends SOP 97-2. The Company’s sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. SOP 97-2 and SOP 98-9, as amended, generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on the evidence that is specific to the vendor (vendor-specific objective evidence or “VSOE”). The Company follows the residual method under SOP 97-2 for software product sales with multiple elements. Software license revenue is recognized upon acceptance of the software. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

     Included in accounts receivable are unbilled receivables of $1,031,000 and $757,000 at March 31, 2003 and June 30, 2002, respectively. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date, but are recoverable as billings are made in accordance with the contract terms.

     Stock Options

     The Financial Accounting Standards Board has issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This Statement defines a fair market value based method of accounting for an employee stock option in which companies account for stock options by recognizing, as compensation expense in the statement of operations, the fair value of stock options granted over the vesting period of the option. The statement also permits companies to continue accounting for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The company has elected to account for stock options under APB 25 and to disclose the pro forma impact on net income and earnings per share as if the Company had used the fair value method recommended by SFAS 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS 123 to stock-based compensation:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Net income (loss), as reported—basic	$7,251	$(259)	$10,009	$889
Net income (loss), as reported—diluted	$7,290	$(259)	$10,167	973
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	124	156	371	467

Pro forma net income (loss)—basic	$7,127	$(415)	$9,638	$422

Pro forma net income (loss)—diluted	$7,166	$(415)	$9,796	$506

Earnings (loss) per share:
Basic—as reported	$.75	$(.03)	$1.06	$.10

Basic—pro forma	$.74	$(.05)	$1.02	$.05

Diluted—as reported	$.67	$(.03)	$.95	$.09

Diluted—pro forma	$.66	$(.05)	$.91	$.05

3. Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning the guarantor’s obligations under certain guarantees that it has issued. FIN 45 also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company does not have any outstanding guarantees and accordingly the adoption of FIN 45 had no effect on its financial position, results of operations or cash flows.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities (“VIEs”) created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies and other suppliers to determine the extent of its variable economic interest in these parties, and has determined that it would not be judged to be the primary beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined the affect that the adoption of EITF 00-21 may have on the Company’s financial position, results of operations, or cash flows.

4. Inventories

     Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	March 31,	June 30,
	2003	2002

	(in thousands)
Raw Materials	$5,032	$3,823
Work-in-progress	2	52
Finished Goods	112	110

Total inventories	$5,146	$3,985

5. Capitalized Software and Research and Development Costs

     Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $1,032,000 and $937,000, were $29,000 and $124,000 at March 31, 2003 and June 30, 2002, respectively, and are included in Other Assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $95,000 and $230,000 of amortization expense for the nine-month periods ended March 31, 2003 and 2002, respectively. All research and development costs are expensed as incurred.

6. Income Taxes

     At March 31, 2003, the Company performed an assessment of the recoverability of its net deferred tax assets and determined that tax benefits associated with previously reserved net deferred tax assets are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences. The assessment was based on financial and taxable income forecasts, which were finalized during the third quarter of 2003, and include the effects of events which took place subsequent to March 31, 2003, most notably, the agreements the Company entered into to license certain of its bonusing patents to International Game Technology (IGT) and to settle outstanding litigation over the Wheel of Gold™ patents. The Company’s assessment indicated that income tax on forecast income would be sufficient to offset the previously reserved net deferred tax assets. As a result, the Company recorded a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, totaling $4.2 million. The noncurrent portion of net deferred tax assets is included in other assets.

7. Commitments and Contingencies

     Litigation:

     As of April 21, 2003, the Company and Anchor Gaming (“Anchor”) settled the lawsuits filed in U.S. District Court for the District of Nevada and U.S. District Court for the District of Oregon regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that were assigned to Anchor. The Company relinquished all claims to the WOG patents and acknowledged the scope and validity of those patents. The parties stipulated to the dismissal of their respective claims in U.S. District Court in Oregon and their respective claims in U.S. District Court in Nevada other than the Company’s claim for joint inventorship of the WOG patents. The Company also agreed to assign all rights it may have in the WOG patents to Anchor Coin.

     The defense of the lawsuit with Anchor in the U.S. District Court for the District of Nevada was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court for the District of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the entire Anchor lawsuit, but is entitled to reimbursement from the Company for the amount the insurance carrier paid or claims alleged by Anchor that are not covered by the Company’s policy. The Company cannot predict the outcome of this suit.

     In another insurance coverage suit, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of claims alleged by Casino Data Systems in a separate lawsuit that has been settled. The suit against the insurance carrier is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim, that if coverage is provided it should be provided by the prior insurance carrier, and that the Company must reimburse the insurance carrier for amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier approximately $70,000 in defense costs previously paid by the insurance carrier. At June 30, 2002, the Company recorded a liability in the amount of $70,000 to provide for the contingency. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the lawsuit. The insurance carrier has given the Company notice that it intends to file an interlocutory appeal of the trial court’s ruling on the motion for reconsideration. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

     Purchase Commitments:

     At March 31, 2003, the Company had $1.4 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

8. Per Share Computation

     The Company reports basic and diluted earnings per share. Only the weighted average number of common shares issued and outstanding is used to compute basic earnings per share. The computation of diluted earnings per share includes the effect of stock options, warrants and convertible subordinated debentures, if such effect is dilutive.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

	(in thousands except per share data)
Net income (loss)	$7,251	$(259)	$10,009	$889
Dilutive effect of interest on convertible subordinated debentures	39	—	158	84

Net income (loss) allocable to common stockholders	$7,290	$(259)	$10,167	$973

Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding for computing basic earnings per share	9,631	9,074	9,434	9,121
Dilutive effect of warrants and employee stock options after application of the treasury stock method	624	—	545	243
Dilutive effect of convertible subordinated debentures after application of the if-converted method	560	—	754	1,077

Weighted average number of common shares outstanding for computing diluted earnings per share	10,815	9,074	10,733	10,441

Earnings (loss) per share — basic	$.75	$(.03)	$1.06	$.10

Earnings (loss) per share — diluted	$.67	$(.03)	$.95	$.09

     The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

	(in thousands)
Warrants and employee stock options	156	648	352	686
Convertible subordinated debentures, if converted, assuming conversion at rates in effect at each respective period end	—	1,047	—	—

9. Deferred Compensation

     The Company entered into an employment agreement with Floyd W. Glisson effective as of January 1, 2001 (the “Glisson Employment Agreement”), pursuant to which Mr. Glisson was granted a restricted stock award for 300,000 shares of the Company’s common stock and received a base salary of $275,000 for the period from July 1, 2001 to June 30, 2002. No bonus was accrued or paid to Mr. Glisson for the fiscal year ended June 30, 2002. Half, or 150,000 shares, of the restricted stock will become unrestricted on June 30, 2003, and the remaining 150,000 shares will become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson’s employment is terminated by the Company without cause. Pursuant to the Glisson Employment Agreement, Mr. Glisson will receive severance payments equal to 1.6 times his annual base salary under certain circumstances. Currently, Mr. Glisson’s annual compensation under the Glisson Employment Agreement consists of a base salary of $300,000 and a bonus of up to ninety percent of his annual base salary depending on the Company’s performance as measured against targets set by the Company’s Board of Directors.

     The 300,000 restricted shares of the Company’s Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company’s balance sheet. As of March 31, 2003 and June 30, 2002, approximately 137,500 and 100,000 shares, respectively, would become unrestricted if Mr. Glisson’s employment were terminated by the Company. The Company recorded approximately $244,000 of compensation expense for each of the nine-month periods ended March 31, 2003 and 2002, respectively, in connection with Mr. Glisson’s restricted stock. Approximately $308,000 and $552,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of March 31, 2003 and June 30, 2002, respectively.

10. Convertible Subordinated Debentures

     On December 21, 2001, the Company sold to three institutional investors $5,000,000 principal amount of 6% convertible subordinated debentures that are convertible into shares of the Company’s common stock at $4.6433 per share. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% is payable semi-annually on April 30th and October 31st. Principal payments of $300,000 are due monthly until August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid no later than December 21, 2003. During the nine-months ended March 31, 2003, the debenture holders elected to receive cash for one of the nine scheduled, monthly principal payments and elected to convert the other eight scheduled, monthly principal payments into common stock of the Company. The Company may elect to pay the principal of and interest on the debentures in shares of its common stock at a discounted price rather than cash, in the case of principal payments, or market price, in the case of interest payments, as more fully described below. The Company also issued a warrant to purchase 75,377 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants.

     The Company may elect to repay the outstanding principal amount of the debentures in shares of its common stock, rather than in cash, at a conversion price equal to the lesser of $4.6433 or 90% of an average market price per share (the average of the five lowest daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the 22 consecutive trading days immediately preceding the conversion date). The Company may also elect to make interest payments due under the debentures in shares of its common stock, rather than in cash, at an interest conversion price, which will be calculated as the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date. The Company has the right to force a conversion of the debentures into shares of the Company’s common stock if the closing bid price for a share of the Company’s common stock is greater than $8.1258 per share for twenty consecutive trading days.

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

     Revenue Recognition

     Revenue for hardware sales is recognized when hardware components and the primary application software have been installed and have been accepted by the customer. The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Revenue earned on software arrangements involving multiple elements is required to be allocated to each element based on the relative fair values of the elements. The Company’s sales of software products generally include multiple elements such as installation of software, training, post contract customer support and maintenance services. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and the specific terms of the agreement with the customer, could materially affect the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Software license revenue is recognized upon acceptance of the software and the criteria for customer acceptance are generally defined by agreement. The only undelivered element at the time of revenue recognition for software is generally support and maintenance services. The Company uses renewal rates to establish VSOE for support and maintenance services. Revenue allocated to support and maintenance is recognized ratably over the maintenance term.

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

     Research and Development Costs

     The Company accounts for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (“SFAS”) 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Other-wise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Company has determined that technological feasibility for its products is reached shortly before the products are released to customers. Costs incurred after technological feasibility is established that are not material are expensed as research and development.

     Legal Contingencies

     The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect the Company’s financial condition, results of operations and cash flows.

Results of Operations

     The Company’s net revenues during the quarter ended March 31, 2003 were $9.5 million compared to $5.6 million in the same quarter of fiscal 2002. The increase in revenues is primarily attributable to more hardware deliveries to, and software installations for, customers for the quarter ended March 31, 2003 compared to the same quarter of fiscal 2002. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues for the quarter ended March 31, 2003 consisted of $3.1 million in hardware components and $6.4 million for software and services sold to a number of customers. The Company recorded $1.9 million in revenue during the quarter from bonusing modules installed at properties owned by Station Casinos. Revenues for the quarter ended March 31, 2002, included $3.0 million in hardware components and $2.6 million for software and services sold to a number of customers.

     For the nine-month period ended March 31, 2003, net revenues were $27.0 million compared to $17.1 million in the same period fiscal 2002. The increase in revenues is primarily attributable to more hardware deliveries to, and software installation for, customers compared to the same period of fiscal 2002.

     Gross profit margin was 76 percent for the quarter ended March 31, 2003, compared to 49 percent in the same quarter of fiscal 2002. For the nine-month period ended March 31, 2003, gross profit margins were 67 percent compared to 54 percent in the same period of fiscal 2002. The increase in gross profit margins was primarily attributable software sales which carry a higher gross profit margin than hardware sales and which made up a greater percentage of revenue in the three- and nine-month periods ended March 31, 2003 compared to the same periods of fiscal 2002.

     The Company’s research and development expenses increased by $335,000 and $586,000 during the three and nine-month periods ended March 31, 2003, respectively, compared to the same periods in fiscal year 2002. The increases resulted primarily from an increase in research and development personnel and prototype expenses during the quarter ended March 31, 2003. The Company expects to continue to spend a significant percentage of its revenue on research and development to enhance and expand the capabilities of Acres Advantage, Acres Cashless and Acres Bonusing products and develop additional bonus games.

     Sales and marketing expenses increased by $179,000 and $494,000 during the three and nine-month periods ended March 31, 2003, respectively, compared to the same periods in fiscal year 2002. The increases are primarily attributable to an increase in sales commissions, and salary and benefit expenses, compared to the same periods in fiscal year 2002.

     General and administrative expenses for the quarter increased $592,000 due primarily to higher legal expenses of $204,000, bonus accruals of $120,000 and higher salary and benefit expenses of $100,000. General and administrative expenses for the nine month period ended March 31, 2003, increased $2.0 million due primarily to higher legal expenses of $565,000, bonus accruals of $439,000, higher salary and benefit expenses of $325,000, and higher bad debt expense of $233,000.

     Interest and other income (expense), net, was $(211,000) for the quarter ended March 31, 2003, compared to $(213,000) in the same quarter of fiscal 2002. Interest and other income (expense), net, was $(684,000) for the nine-month period ended March 31, 2003, compared to $199,000 for the same period in fiscal 2002. Debenture interest, and amortization of warrant and issuance costs of $208,000 and $665,000 are included in interest and other income (expense) for the three- and nine-month periods ended March 31, 2003, respectively, compared to the same three and nine-month periods in fiscal 2002 in which a total of $259,000 of debenture interest, and amortization of warrant and issuance costs was included in interest and other income (expense) for both periods. In the same nine-month period in fiscal year 2002, interest and other income included a gain of $339,000 from the settlement of litigation.

Liquidity and Capital Resources

     At March 31, 2003, the Company had $14.5 million in cash and equivalents. The increase of $7.2 million since June 30, 2002, is primarily attributed to the cash provided by operations of $8.1 million partially offset by cash used for fixed asset purchases of $644,000 and debt repayment of $375,000 for the nine-month period ended March 31, 2003. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase.

     Subsequent to March 31, 2003, the Company entered into agreements to license certain of its bonusing patents to IGT and to settle outstanding litigation over the Wheel of Gold™ patents which were pending in U.S. District Courts in Nevada and Oregon. With respect to IGT’s licensing of certain of the Company’s bonusing patents, IGT paid a royalty advance of $10 million to the Company for the licensing of those patents as well as other licensing fees.

     On December 21, 2001, the Company sold $5.0 million principal amount of 6% convertible subordinated debentures and warrants in a private placement. Interest on the debentures at the rate of 6% is due semi-annually on April 30th and October 31st. Principal payments of $300,000 are due monthly from June 2002 to August 2003 and principal payments of $500,000 are due monthly from September 2003 until the principal is repaid. During the nine-months ended March 31, 2003, the debenture holders elected to receive cash for one of the nine scheduled, monthly principal payments and elected to convert the other eight scheduled, monthly principal payments into common stock of the Company pursuant to the terms of the debentures.

     On February 21, 2002, the Company issued an unsecured promissory note to IGT in the amount of $494,000 to settle amounts previously in dispute. Subsequent to March 31, 2003, the Company paid the outstanding principal balance of $394,000 plus accrued interest of $1,500.

     In August 2002, the Company entered into a one-year revolving loan agreement with a commercial bank to provide up to $3.0 million in financing secured by accounts receivable and inventory. The agreement provides for interest at a rate equal to Prime plus 1%. The agreement contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. Management believes that the Company is in compliance with all covenants under the agreement. No amounts were outstanding under this agreement during the three-month or nine-month periods ended March 31, 2003.

     At March 31, 2003, the Company had $1.4 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

     At March 31, 2003, the Company had collected $4.3 million in advance deposits against its order backlog of approximately $24.6 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered several months after the receipt of an order.

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

Aggregate Indebtedness and Fixed Payment Obligations

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases. Future minimum lease payments under these non-cancelable operating leases as of March 31, 2003 are $980,000, $862,000, $773,000, $748,000 and $748,000 for the 12-month periods ending March 31, 2003, 2004, 2005, 2006 and 2007, respectively. Total lease expense under non-cancelable operating leases was $713,000 and $694,000 for the nine-month periods ended March 31, 2003 and 2002, respectively.

     The Company’s long-term indebtedness and fixed payment obligations for the 12-month periods ending March 31 are summarized below.

	2004	2005	2006	2007	2008	Thereafter

	(in thousands)
Long-Term Indebtedness
Convertible subordinated debentures	$2,000	$—	$—	$—	$—	$—
Note payable[1]	100	100	194	—	—	—
Fixed Payment Obligations
Nevada main office facility	739	748	748	748	748	—
Oregon office facility	187	78	—	—	—	—
Other office equipment/leases	54	36	25	—	—	—

Total Indebtedness and Fixed Payment Obligations	$3,080	$962	$967	$748	$748	$—

[1] Subsequent to March 31, 2003, the Company paid the outstanding principal balance of $394,000 plus accrued interest of $1,500.

Foreign Currency Exchange Rate Risk

     The Company does not invest in market risk sensitive instruments, except that it occasionally enters into forward exchange contracts to manage a foreign currency risk related to sales that are denominated in foreign currency. The Company did not enter into any foreign exchange contracts during the three- and nine-month periods ended March 31, 2003 and 2002, respectively, and has no current plans to enter into any such contracts.

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements concerning the guarantor’s obligations under certain guarantees that it has issued. FIN 45 also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The Company does not have any outstanding guarantees and accordingly the adoption of FIN 45 had no effect on its financial position, results of operations, or cash flows.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), which addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities (“VIEs”) created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies and other suppliers to determine the extent of its variable economic interest in these parties, and has determined that it would not be judged to be the primary beneficiary in any material relationships, or that any material entities would be judged to be VIEs of the Company.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables, which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined the affect that the adoption of EITF 00-21 may have on the Company’s financial position, results of operations, or cash flows.

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

     Forward-looking statements contained in this Form 10-Q include statements as to the Company’s plans and expectations as to: sales backlog; spending on research and development; expanding the capabilities of existing products; new product development; compliance with covenants under the Company’s loan agreement; and litigation results and settlements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     As of April 21, 2003, the Company and Anchor Gaming (“Anchor”) settled the lawsuits filed in U.S. District Court for the District of Nevada and U.S. District Court for the District of Oregon regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that were assigned to Anchor. The Company relinquished all claims to the WOG patents and acknowledged the scope and validity of those patents. The parties stipulated to the dismissal of their respective claims in U.S. District Court in Oregon and their respective claims in U.S. District Court in Nevada other than the Company’s claim for joint inventorship of the WOG patents. The Company also agreed to assign all rights it may have in the WOG patents to Anchor Coin.

     The defense of the lawsuit with Anchor in the U.S. District Court for the District of Nevada was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court for the District of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the entire Anchor lawsuit, but is entitled to reimbursement from the Company for the amount the insurance carrier paid or claims alleged by Anchor that are not covered by the Company’s policy. The Company cannot predict the outcome of this suit.

     In another insurance coverage suit, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of claims alleged by Casino Data Systems in a separate lawsuit that has been settled. The suit against the insurance carrier is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim, that if coverage is provided it should be provided by the prior insurance carrier, and that the Company must reimburse the insurance carrier for amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier approximately $70,000 in defense costs previously paid by the insurance carrier. At June 30, 2002, the Company recorded a liability in the amount of $70,000 to provide for the contingency. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the lawsuit. The insurance carrier has given the Company notice that it intends to file an interlocutory appeal of the trial court’s ruling on the motion for reconsideration. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ACRES GAMING INCORPORATED (Registrant)

Date: May 15, 2003	By /s/ Patrick W. Cavanaugh

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date"); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Floyd W. Glisson

Floyd W. Glisson Chairman and Chief Executive Officer

302 CERTIFICATION:

I, Patrick W. Cavanaugh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Acres Gaming Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date"); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Articles of Incorporation of Acres Gaming Incorporated, as amended(1)

3.2	Bylaws of Acres Gaming Incorporated, as amended(2)

99.1	Certification of Floyd W. Glisson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Patrick W. Cavanaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(2)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.