Form 10-K
period 2003-06-30
ACRES GAMING INC
filed 2003-09-26
CIK 912601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filed (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2002 was $49,174,872. For purposes of this computation, all executive officers and directors of the Registrant have been deemed affiliates. This shall not be deemed an admission that such persons are affiliates.

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of August 31, 2003 was 10,571,426 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company’s Proxy Statement to be filed pursuant to Regulation 14A within 120 days of June 30, 2003.

PART I
ITEM 1. BUSINESS
General
The Market
Products
Research and Development
Customers
Marketing
Production and Manufacturing
Patents
Competition
Government Regulation
Employees
Available Information
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

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

     On June 29, 2003, International Game Technology (IGT) and the Company entered into a definitive agreement pursuant to which Acres will merge with a subsidiary of IGT. Under the terms of the agreement, IGT will pay $11.50 per share in an all cash transaction, representing an aggregate purchase price of approximately $130 million. The agreement was unanimously approved by the Boards of Directors of both companies. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the proposed acquisition of the Company by IGT expired on August 25, 2003 and the merger was approved by Acres’ stockholders on September 26, 2003. The merger is subject to gaming regulatory approvals, and other conditions. In June 2003, a putative class action lawsuit was filed in Nevada state court against the Company and its directors alleging that the directors breached their fiduciary duties to the Company’s stockholders in connection with the approval of the merger transaction and seeking to enjoin and/or void the merger agreement among other forms of relief. The lawsuit is more fully discussed in “Item 3. Legal Proceedings.” The Company anticipates that the transaction will be completed in the fourth calendar quarter of 2003.

The Market

     In recent years, legalized gaming has significantly expanded in the United States. As part of this expansion, casino-style gaming has become an increasingly important component of the “leisure time” industry. The expansion resulted from the introduction of riverboat-style gaming in the Midwestern United States, the legalization of Native American casino gaming in California, the growth of Native American casino gaming in other states and growth in the established Nevada market.

     Casino gaming has also grown rapidly worldwide, including in Australia, Canada, Europe and Africa, as well as in parts of Asia, the former Soviet Union and South America. The Company estimates that approximately 640,000 casino-style gaming machines are currently in use in the United States and that the total number in use throughout the world is significantly greater.

     The Company believes that increased competition among casinos will lead to increased demand for player promotions and entertainment enhancements of the type offered by the Company. New or expanding casinos represent a significant part of the potential market for the Company’s products. Existing casinos also represent a significant potential market as casino managers seek to maintain or improve casino profitability by employing bonusing and other promotional programs for gaming machines.

Products

     Acres Bonusing Technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot monitoring, patron management, cage, credit and table games management, visual analysis and cashless wagering modules that may be purchased and installed individually or as components of an integrated system. The Company offers products primarily in two major categories:

1)	Casino-wide, fully integrated applications offered as the Acres AdvantageTM, Acres Bonusing™ and Acres Cashless™; and

2)	Bonus Games comprised of single or a linked group of traditional slot machines that activate a secondary “bonus” game when certain milestones are reached on the traditional games. Bonus Games are developed as a “topbox” that can be attached to a new or used slot machine manufactured by another company. The Company had begun development of its own slot machine so that Bonus Games can be offered without another company’s slot machine.

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

     Hardware components and software included in the Acres Advantage have been approved by the Nevada Gaming Control Board and regulatory authorities for several other states, three states or territories in Australia and three provinces in South Africa. (See “Government Regulation”).

     The Company’s hardware has been and continues to be used in conjunction with other vendors’ slot accounting and player tracking software or with a casino’s internally developed player tracking software. The Company’s standard hardware can be, and often is, installed by the customer or other vendors.

     The Acres Advantage system currently includes in-machine hardware components, including the new NexGenTM display, network components and software modules comprising slot monitoring, patron management, cage, credit and table games management, graphic mapping reporting and mobile data access.

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

     Acres Bonusing

     Customers may purchase and implement bonuses individually or collectively. The following are examples of bonuses and promotions that comprise Acres Bonusing:

     Xtra Credit®. This feature is used to award special incentive bonuses to player’s club members. Casino personnel can establish Xtra Credit bonuses to provide incentives for player’s club members or to celebrate the player’s special events such as birthdays or anniversaries at the casino. Xtra Credit bonus awards can dramatically reduce the casino’s existing cash voucher mailing and redemption costs and provide a wide variety of marketing opportunities for the casino to retain customers. Xtra Credit may also be used by other bonus applications as an award mechanism to allow the players to redeem their points earned or bonus awards won for free credits on the gaming machines. An award given to the player is posted to the player’s Xtra Credit account rather than the gaming machine’s credit meter. The amount of the award is shown on the Acres’ display on the gaming machine. The amount is reduced as the player uses the award to make a wager. Gaming machines that use Xtra Credit can create a substantial tax advantage for a casino over more traditional cash-based promotions in both Nevada and Mississippi, because the gaming regulators in those states have ruled that amounts wagered by the player through the use of Xtra Credits are excluded from taxable drop.

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

     Lucky Coin®. These progressive jackpot bonuses are granted to the player inserting the “nth coin” where the frequency of “n” and the funding parameters of the bonus are established by the casino. Awards can be created that vary between small jackpots every few minutes and large jackpots every few weeks or longer. These bonuses can be applied to any number of gaming machines (from one machine to every machine in the casino) and any one gaming machine may be tied to multiple bonuses.

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

Research and Development

     The Company devotes significant resources to the development of new products and the enhancement of existing products. The Company had 68 full-time employees involved in research and development as of August 31, 2003. Research and development expenses were $6.9 million, $5.7 million and $4.7 million in the years ended June 30, 2003, 2002 and 2001, respectively.

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

     Prior to fiscal 2003, more than 50% of the Company’s net revenues were derived from sales to three or fewer customers in any given fiscal year. In fiscal 2003, sales to five customers accounted for slightly more than 50% of the Company’s net revenue. The following table sets forth net revenues for each of the Company’s major customers as a percentage of total net revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

	2003	2002	2001

	(as a percentage of net revenues)
Agua Caliente	7.8	—	—
Big Jackpot Slots	5.1	—	—
IGT for properties operated by MGM MIRAGE	1.2	20.5	20.0
IGT	19.0	—	0.9
Mandalay Resort Group	9.4	2.4	6.6
MGM MIRAGE	3.3	21.0	1.1
Paragon Casino Resort	2.3	12.3	—
Station Casinos Inc.	11.3	4.0	37.8
Tsogo Sun Holdings	7.1	6.7	7.1

     The Company’s revenues from sales to customers in the United States totaled $41.2 million, $23.0 million and $40.5 million for the years ended June 30, 2003, 2002 and 2001, respectively. The Company’s revenues from sales to customers outside the United States totaled $5.9 million, $3.4 million and $3.5 million for the years ended June 30, 2003, 2002 and 2001, respectively. (See note 1 of notes to the consolidated financial statements.) The following table sets forth net revenues for the United States and outside the United States as a percentage of total net revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

	2003	2002	2001

	(as a % of net revenues)
Revenues — Australia	1.3	6.1	0.9
Revenues — South Africa	7.1	6.7	7.1
Revenues — South Korea	4.0	—	—
Revenues — United States	87.6	87.2	92.0

Total	100.0	100.0	100.0

(See note 1 to the consolidated financial statements.)

     The Company’s backlog of orders for its products were approximately $19.0 million, $20.0 million and $21.1 million as of June 30, 2003, 2002 and 2001, respectively. Backlog, however, may not be a meaningful indication of future sales. Sales to the Company’s customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within a few months of receipt of the order. The Company does not have any ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt or loss of, or delivery over an extended period of time required under, any one order.

Marketing

     The Company currently markets its products and provides service to customers from its headquarters in Las Vegas, Nevada and its office in Corvallis, Oregon.

Production and Manufacturing

     The Company outsources the manufacture of almost all of the hardware components of its products. The circuit boards used in certain of the Company’s products are manufactured and assembled to the Company’s specifications by contract manufacturers. A key component of each of the Company’s products is computer software that is copied onto electronic chips by contract manufacturers. The Company believes that the component parts and services used in its products can be obtained from multiple sources and therefore that it is not overly reliant on any single vendor. The Company’s engineers conduct the development, testing and maintenance of the software.

Patents

     The Company has applied for United States and foreign patents on certain features of its product line, and may in the future apply for other United States patents and corresponding foreign patents.

     The Company has been issued 26 U.S. patents and 18 foreign patents, related to the method and apparatus covering a variety of networked bonusing systems. The patents generally have a life of 20 years from the original filing date of the patent and begin to expire starting in 2014 through 2021.

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

Competition

     The Company primarily competes in the market for casino systems. The Company’s primary competitors in this market include IGT, Alliance Gaming and Aristocrat. Most, if not all of the Company’s competitors have financial and other resources that are greater than those of the Company, and most of them have the advantage of being able to sell their system products to their existing gaming machine customers. Most of these competitors offer products that directly compete with the functionality of each of the Company’s products. The Company has several additional competitors, some of which have financial and other resources that are greater than those of the Company, which sell products that compete with portions of the Company’s casino systems.

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

     The Company believes that its products compete principally on the basis of functionality, price and service. The Company believes that its proprietary, patented Acres Bonusing™ technology provides it with a competitive advantage and that none of its competitors has the number of bonusing products available from the Company.

Government Regulation

     The Company is subject to the licensing and regulatory control of the gaming authorities in each jurisdiction in which its products are sold to or used by persons licensed to conduct gaming activities. Although licensing of the Company may not be required in a jurisdiction, its products generally must be approved by the regulatory authority for use in each licensed location within the jurisdiction.

     Regulation of Products

     In most jurisdictions, a model of the gaming equipment that the Company seeks to place in operation must be submitted for testing and approval by an approved testing laboratory prior to use in any gaming operation. To obtain such approval, the Company must submit, at its expense, each model of its equipment to the specified laboratory for testing, examination and analysis. Upon completion of the testing, the laboratory submits a report of its findings and conclusions to the applicable gaming authority, together with any recommendations for modifications to the equipment or the addition of equipment or devices to such gaming equipment.

     The Company is authorized to sell its products in Arizona, California, Colorado, Connecticut, Illinois, Indiana, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, North Dakota; Eastern Cape, Gauteng Province and KwaZulu Natal, South Africa and Victoria, New South Wales and Northern Territory, Australia. Not all of the Company’s products have been approved for sale in each jurisdiction. The Company would seek approval of its products for use in any other jurisdiction in which a sale might occur.

     Corporate Regulation

               Nevada

     The manufacture, sale and distribution of gaming devices are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”); and (ii) various local regulation. Generally, gaming activities may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), and appropriate county and municipal licensing agencies. The Nevada Commission, the Nevada Board and the various county and municipal licensing agencies are collectively referred to as the “Nevada Gaming Authorities.”

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

     If it were determined that the Nevada Act had been violated by the Company or AGID, the gaming registrations, licenses and approvals they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, AGID, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect AGID and the Company.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or AGID, the Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County, Nevada Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

     The Company might not obtain or be granted renewals for required licenses, permits, certificates or approvals necessary to conduct its business in all jurisdictions in which it is required to do so. Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings, may prevent the Company from selling or distributing its products in such jurisdictions.

Employees

     At August 31, 2003, the Company had 162 full-time employees of whom 68 were involved in research and development, 54 in customer service and support, 15 in material control, 7 in sales and marketing and 18 in administration and management. None of the Company’s employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

Available Information

     Our Web site Internet address is www.acresgaming.com. We make available on our Web site, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2. PROPERTIES

     The Company’s headquarters and principal operations are located at 7115 Amigo Street, Suite 150, Las Vegas, Nevada. This facility encompasses approximately 39,000 square feet. The lease commenced on June 15, 1998 and was extended in June 2003 for an additional 60 months with a new expiration date of June 15, 2008. Currently, the base rent is approximately $52,600 per month, plus $9,700 per month for property taxes, building insurance and common area maintenance.

     The Company also leases approximately 11,000 square feet in Corvallis, Oregon. The current lease commenced on September 1, 1999 and will expire on August 31, 2004. The base rent for the total facility is approximately $15,500 per month, which includes property taxes, building insurance and common area maintenance.

     The Company owns manufacturing and engineering equipment that it uses in its assembly operations and research and development efforts. Such equipment is available from a variety of sources and the Company believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS

     As of April 21, 2003, the Company and Anchor Gaming (“Anchor”) settled both of the lawsuits filed in U.S. District Court for the District of Nevada and U.S. District Court for the District of Oregon regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that were assigned to Anchor. The Company relinquished all claims to the WOG patents and acknowledged the scope and validity of those patents. The parties stipulated to the dismissal of their respective claims in U.S. District Court in Oregon and their respective claims in U.S. District Court in Nevada other than the Company’s claim for joint inventorship of the WOG patents. The Company also agreed to assign all rights it may have in the WOG patents to Anchor Coin, a wholly-owned subsidiary of IGT.

     The defense of the lawsuit with Anchor in the U.S. District Court for the District of Nevada was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court for the District of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the entire Anchor lawsuit, but is entitled to reimbursement from the Company for the amount the insurance carrier paid for claims alleged by Anchor that are not covered by the Company’s policy. The Company cannot predict the outcome of this suit.

     In another insurance coverage suit, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of claims alleged by Casino Data Systems in a separate lawsuit that has been settled. The suit against the insurance carrier is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim, that if coverage is provided it should be provided by the prior insurance carrier, and that the Company must reimburse the insurance carrier for amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier approximately $70,000 in defense costs previously paid by the insurance carrier. At June 30, 2002, the Company recorded a liability in the amount of $70,000 to provide for the contingency. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the lawsuit. The insurance carrier has filed a motion requesting leave to file an interlocutory appeal of the trial court’s ruling on the motion for reconsideration. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     Wild Game NG, LLC, a Nevada limited liability company, which owns and operates Siena Hotel Spa Casino in Reno, Nevada, filed a lawsuit against the Company in November 2001 in the Second Judicial District Court of the State of Nevada in the County of Washoe. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena’s casino. Siena seeks damages in excess of $30,000,000, largely comprised of consequential damages (damages for lost profits). On September 25, 2003, the Company filed a motion for partial summary judgment to preclude Siena from seeking consequential damages, which are not recoverable pursuant to the terms of the Equipment Sale Agreement. The Company believes that Siena’s claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company’s hardware in Siena’s casino. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     In June 2003, a putative class action lawsuit was filed in Clark County, Nevada District Court against the Company and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al., Case No. 470016. The complaint alleges that the Company’s directors breached their fiduciary duties to stockholders in connection with the approval of the merger transaction between the Company and IGT and seeks to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the judge presiding over the case denied plaintiff’s motion for a temporary restraining order (TRO) to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin the Company from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The Company believes that the plaintiff’s claims are without merit.

     The Company from time to time is involved in various other legal proceedings arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 30, 2003.

EXECUTIVE OFFICERS OF REGISTRANT

     As of September 26, 2003, the executive officers of the Company were as set forth below:

			Executive
Name	Age	Positions and Offices	Officer Since

Floyd W. Glisson	56	Chairman and Chief Executive Officer	1998
Richard J. Schneider	46	President and Chief Operating Officer	1999

			Executive
Name	Age	Positions and Offices	Officer Since

Patrick W. Cavanaugh	43	Senior Vice President, Chief Financial Officer and Treasurer	2001
Reed M. Alewel	39	Senior Vice President Sales and Secretary	1999

There are no family relationships among executive officers of the Company.

     Floyd W. Glisson became Chairman of the Board of Directors in April 2000 and has served as the Chief Executive Officer since July 1998. Mr. Glisson also served as President from July 1998 to April 2000. Mr. Glisson was senior vice president, finance and administration and chief financial officer for ConAgra Grocery Products Company, a unit of ConAgra, Inc., from June 1993 to July 1998. Prior to June 1993, Mr. Glisson was senior vice president, finance and administration and chief financial officer of Hunt Wesson, Inc., a food processing company that is a subsidiary of ConAgra, Inc. In addition to financial and administrative staff functions, Mr. Glisson was also responsible for Food Service and International Operations.

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

     Patrick W. Cavanaugh joined Acres in September 2001 as Senior Vice President, Chief Financial Officer and Treasurer. From January 1997 until joining Acres, Mr. Cavanaugh was chief financial officer and treasurer of Oasis Technologies, Inc., a company that produces networked gaming systems. From 1993 to 1996, Mr. Cavanaugh served as chief financial officer and treasurer of Casino Data Systems, a designer and manufacturer of casino management information systems. Prior to 1993, Mr. Cavanaugh served in positions of increasing responsibility with the international accounting firm of KPMG, most recently as audit senior manager. Mr. Cavanaugh is a Certified Public Accountant.

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

	Market Price per Share

	Low	High	End of Period

FISCAL YEAR ENDED JUNE 30, 2003:
First quarter	$3.50	$6.50	$5.55
Second quarter	4.97	6.20	5.29
Third quarter	5.03	7.88	7.58
Fourth quarter	7.29	11.66	11.26

	Market Price per Share

	Low	High	End of Period

FISCAL YEAR ENDED JUNE 30, 2002:
First quarter	$2.10	$5.27	$2.15
Second quarter	2.20	5.98	5.70
Third quarter	2.98	5.85	5.24
Fourth quarter	4.13	5.74	4.58

     The Company estimates that there are approximately 3,800 beneficial owners of the Company’s common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information concerning the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the audited financial statements and notes included in “Financial Statements and Supplementary Data”. The balance sheets and statements of operations’ data as of and for each of the five years in the period ended June 30, 2003 are derived from the audited financial statements of the Company. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Years Ended June 30,

	2003		2002	2001	2000		1999

	(in thousands except per share data)
Statements of Operations Data:
Net revenues	$47,059	(1)	$26,404	$44,053	$17,002		$13,972
Gross profit	34,492	(1)	15,345	15,811	8,593		5,719
Income (loss) from operations	18,012	(1)	3,991	3,992	(2,231)		(7,248	)(3)
Net income (loss)	17,137	(1)	3,905	4,169	(4,159	)(2)	(6,988	)(3)
Net income (loss) per common share-basic	$1.79	(1)	$.43	$.47	$(.47	)(2)	$(.79	)(3)
Net income (loss) per common share-diluted	$1.59	(1)	$.38	$.41	$(.47	)(2)	$(.79	)(3)

(1)	Revenues in fiscal 2003 included $8.6 million in royalty revenue representing, 25% of the Company’s gross profit, for fees the Company received from IGT for the license of certain of its bonusing patents in connection with the settlement of litigation.

(2)	During 2000, the Company recorded a charge of $2.0 million for the settlement of shareholder litigation.

(3)	During 1999, the Company recorded a non-recurring charge of $400,000 for the costs of the Company’s relocation of its headquarters to Las Vegas, Nevada.

	As of June 30,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Working capital	$29,684	$8,058	$6,150	$3,308	$4,649
Total assets	43,277	20,872	22,229	10,732	16,097
Current liabilities	12,074	11,260	14,005	4,834	8,050
Long-term debt	—	1,046	—	—	—
Redeemable convertible preferred stock	—	—	4,948	4,948	4,948
Stockholders’ equity (deficit)	31,203	8,566	3,276	(1,060)	3,099

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

     The Company’s financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change. Prior to fiscal year 2003, three or fewer customers have accounted for more than 50 percent of annual revenues. (See Item 1. “Business — Customers” and “Factors That May Affect Our Future Operating Results”).

     On June 29, 2003, IGT and the Company entered into a definitive agreement pursuant to which Acres will merge with a subsidiary of IGT. Under the terms of the agreement, IGT will pay $11.50 per share in an all cash transaction, representing an aggregate purchase price of approximately $130 million. The agreement was unanimously approved by the Boards of Directors of both companies. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the proposed acquisition of the Company by IGT expired on August 25, 2003 and the merger was approved by Acres’ stockholders on September 26, 2003. The merger is subject to gaming regulatory approvals, and other conditions. In July 2003, a putative class action lawsuit was filed in Nevada state court against the Company and its directors alleging that the directors breached their fiduciary duties to the Company’s stockholders in connection with the approval of the merger transaction and seeking to enjoin and/or void the merger agreement among other forms of relief. The lawsuit is more fully discussed in “Item 3. Legal Proceedings.” The Company anticipates that the transaction will be completed in the fourth calendar quarter of 2003.

Critical Accounting Policies and Estimates

     The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management of the Company has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed the Company’s disclosure relating to them in this MD&A. Critical accounting policies for the Company include revenue recognition, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

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

     Legal Contingencies

     The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially affect the Company’s financial condition, results of operations and cash flow.

     Income Taxes

     SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Results of Operations

     Comparison of the Years Ended June 30, 2003 and 2002

     The Company’s net revenues for the year ended June 30, 2003 were $47.1 million, a increase of $20.7 million over the prior year’s revenues of $26.4 million. This increase in revenues resulted primarily from increased volume of patent license fees and hardware deliveries to, and software installations for, customers in the year ended June 30, 2003 as compared to the year ended June 30, 2002. The Company’s revenues fluctuate significantly based on the timing of the delivery of any large order. Revenues in fiscal 2003 included $8.6 million in royalty revenue (representing 25% of the Company’s gross profit) received from IGT for the license of certain of the Company’s bonusing patents in connection with the settlement of litigation. Revenues in fiscal 2002 included $1.3 million in royalty revenue from Mikohn Gaming Corporation for the license of certain of the Company’s bonusing patents in connection with the settlement of litigation. Revenues for the year ended June 30, 2003 and 2002, included $14.1 million and $11.6 million, respectively, from sales of hardware components and $24.3 million and $13.5 million, respectively, from sales of software and services.

     Component materials purchased primarily from computer and electronics vendors comprised 55 percent of the cost of revenues in fiscal 2003 and 56 percent in fiscal 2002. Manufacturing, procurement, software customization, service and installation labor and expenses accounted for the remaining cost of revenues. Changes in the components of the cost of revenues result from changes in the mix of products sold. Materials represented a smaller portion of cost of revenues in fiscal 2003 because hardware sales represented a smaller portion of total revenues.

     Gross profit margin increased to 73% in fiscal 2003 from 58% in fiscal 2002. This increase resulted from increased software sales and royalty fees, which generate higher margins, in fiscal 2003 as compared to fiscal 2002.

     The Company’s research and development expenses increased to $6.9 million in fiscal 2003, from $5.7 million in fiscal 2002. This increase resulted primarily from an overall average increase in the number of research and development personnel and from expenses for prototypes and outside services to support the Company’s new product and product enhancement efforts. The Company expects to continue to spend a significant percentage of its revenue on research and development to enhance and expand the capabilities of Acres Advantage, Acres Cashless and Acres Bonusing products and develop additional bonus games.

     Selling, general and administrative costs increased to $9.6 million in fiscal 2003 from $5.7 million in the prior year, primarily as a result of an increase in legal and other professional expenses, insurance premiums, salary and benefit expenses, provisions for doubtful accounts and management incentive bonuses during fiscal 2003 as compared to fiscal 2002.

     Other expense, net of other income, was $1.1 million for fiscal 2003, compared to $86,000 for fiscal 2002. The increase in other expense during fiscal 2003, is primarily attributable to the increase in interest expense, which includes the amortization of the issuance costs and discount on the 6% convertible subordinated debentures that were issued December 2001 and retired in June 2003.

     At March 31, 2003, the Company performed an assessment of the recoverability of its net deferred tax assets and determined that tax benefits associated with previously reserved net deferred tax assets are more likely than not realizable. The assessment was based on financial and taxable income forecasts and most notably, the agreements the Company entered into to license certain of its bonusing patents to IGT and to settle outstanding litigation over the Wheel of Gold™ patents. The Company’s assessment indicated that income tax on forecast income would be sufficient to offset the previously reserved net deferred tax assets. As a result, at March 31, 2003 the Company recorded a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, totaling $4.2 million.

     Net income for the year ended June 30, 2003 was $17.1 million ($1.59 per diluted share) compared to $3.9 million ($0.38 per diluted share) for the year ended June 30, 2002.

     Comparison of the Years Ended June 30, 2002 and 2001

     The Company’s net revenues during the year ended June 30, 2002 were $26.4 million, a decrease of $17.7 million over fiscal year 2001 revenues of $44.1 million. The decrease in revenues was primarily attributable to contractual restrictions on the Company’s ability to recognize revenue under its contract with Station Casinos until certain additional bonuses are installed; the general slowdown that occurred after September 11, 2001; and fewer hardware deliveries to and software installations for large customers by the Company compared to the year ended June 30, 2001. Revenues in fiscal 2002 included $1.2 million in royalty revenue for fees the Company received from Mikohn Gaming Corporation for the license of certain of its bonusing patents in connection with the settlement of litigation. The balance of revenues for fiscal 2002 was primarily comprised of Acres Advantage sales to IGT for installations at MGM MIRAGE casinos, to MGM Mirage and to four other domestic casinos and to three international casinos. Revenues in fiscal 2001 were primarily comprised of Acres Advantage sales to IGT for installations at MGM MIRAGE casinos, to Station Casinos Inc., seven other domestic casinos and two international casinos.

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

     Selling, general and administrative costs decreased to $5.7 million in fiscal 2002 from $7.1 million in the prior year, primarily as a result of a reduction in legal expenses and management incentive bonuses during fiscal 2002 compared to fiscal 2001.

     Other expense, net of other income, was $86,000 for fiscal 2002, compared to $177,000 of other income for fiscal 2001. The increase in other expense during fiscal 2002, was primarily attributed to the increase in interest expense, which included the amortization of the issuance costs and discount on the 6% convertible subordinated debentures issued by the Company in December 2001.

     Net operating loss carryforwards were utilized to reduce taxable income in fiscal 2002 and 2001, and therefore no income tax provision has been recorded. Net income for the year ended June 30, 2002 was $3.9 million ($0.38 per diluted share) compared to $4.2 million ($0.41 per diluted share) for the year ended June 30, 2001.

Aggregate Indebtedness and Fixed Payment Obligations

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases that extend through June 2008. Future minimum lease payments under these non-cancelable operating leases as of June 30, 2003 are $992,000, $815,000, $770,000, $748,000 and $716,000 in fiscal years 2004, 2005, 2006, 2007 and 2008, respectively. Total lease expense was $951,000, $969,000 and $832,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

     On February 21, 2002, to settle amounts previously in dispute, the Company issued an unsecured promissory note to IGT in the amount of $494,000 bearing interest at 4.75% payable monthly, with principal payments of $25,000 due quarterly for three years, and the unpaid balance due at maturity. In May 2003, the Company paid in full the note’s outstanding principal balance of $394,000.

     On December 21, 2001, the Company sold $5,000,000 principal amount of 6% convertible subordinated debentures convertible into shares of the Company’s common stock at $4.6433 per share to three institutional investors. In June 2003, the debentures’ remaining principal balance of $1.4 million was converted into shares of Acres common stock. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures accrued at the rate of 6% payable semi-annually starting in April 2002. Principal payments of $300,000 were due monthly from June 2002 to August 2003 and principal payments of $500,000 were due monthly from September 2003 until the principal was repaid no later than December 21, 2003. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants.

     The Company’s fixed payment obligations are summarized by fiscal year below.

	2004	2005	2006	2007	2008	Thereafter

	(in thousands)
Fixed Payment Obligations
Nevada main office facility	$748	$748	$748	$748	$716	—
Oregon office facility	188	31	—	—	—	—
Other office equipment/leases	56	36	22	—	—	—

Total Fixed Payment Obligations	$992	$815	$770	$748	$716	—

     At June 30, 2003, the Company had $1.6 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had cash and equivalents of $24.1 million. The Company invests its cash in highly liquid marketable securities with maturities of three months or less at date of purchase.

     On April 21, 2003, the Company entered into agreements to license certain of its bonusing patents to IGT and to settle outstanding litigation over the Wheel of Gold™ patents which were pending in U.S. District Courts in Nevada and Oregon. With respect to IGT’s licensing of certain of the Company’s bonusing patents, IGT paid a royalty advance of $10 million to the Company for the licensing of those patents as well as other licensing fees.

     At June 30, 2003, the Company had collected $4.2 million in advance deposits against its order backlog of approximately $19.0 million. Backlog, however, may not be a meaningful indication of future sales. Sales are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered within a few months after receipt of an order.

     The Company does not have any material ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt, loss or delivery over an extended period of time of any one order.

     The Company believes that it can complete the deliveries and installations comprising its order backlog, and obtain and complete enough additional sales to provide sufficient operating cash flow for fiscal 2004. Failure to successfully deliver the products comprising the order backlog, failure to obtain additional orders or failure to subsequently collect the resulting revenues could have a material adverse affect on the Company’s liquidity. The Company could reduce operating expenses to improve liquidity, by reducing personnel and other expenses.

     In August 2002, the Company entered into a one-year revolving loan agreement with a commercial bank to provide up to $3.0 million in financing secured by inventory and accounts receivable. The agreement provides for interest at a rate equal to Prime plus 1%. The agreement contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. Management believes that the Company was in compliance with all covenants under the agreement through its expiration in August 2003. The Company has elected not to renew the loan agreement.

     The Company made capital expenditures of $738,000, $445,000 and $947,000 in fiscal years 2003, 2002 and 2001, respectively, primarily for computers and equipment to support research and development efforts. During fiscal 2003 and fiscal 2002, the Company incurred no capitalizable software development costs.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities (“VIEs”) created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact that the adoption of EITF 00-21 may have on the Company’s financial position, results of operations, or cash flows.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of SFAS 150 and does not anticipate that SFAS 150 will have a significant impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest in market risk sensitive instruments.

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

Failure to complete the merger with IGT

     On June 29, 2003, IGT and the Company entered into a definitive agreement pursuant to which the Company will merge with a subsidiary of IGT. The merger is subject to gaming regulatory approvals and other conditions. In June 2003, a putative class action lawsuit was filed in Nevada state court against the Company and its directors alleging that the directors breached their fiduciary duties to the Company’s stockholders in connection with the approval of the merger transaction and seeking to enjoin and/or void the merger agreement among other forms of relief. The lawsuit is more fully discussed in “Item 3. Legal Proceedings.” The Company’s business and stock price may be adversely affected if the merger with IGT is not completed. If the merger is not completed, the Company could be subject to a number of risks that may adversely affect its business and stock price, including: the diversion of management attention from the Company’s day-to-day business and the disruption to its employees and its relationships with customers; the potential loss of market position that the Company might not be able to regain; the market price of shares of the Company’s Common Stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; the Company could be required to pay a termination fee to IGT of $3.9 million under certain circumstances; and the Company may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations.

     A delay in closing the planned merger could have an adverse effect on the Company’s revenues in the near-term if customers delay, defer, or cancel purchases pending completion of the planned merger with IGT. To the extent a prolonged delay in completing the planned merger creates uncertainty among those persons and organizations contemplating purchases of products or services such that a few large customers, or a significant group of small customers, delay purchase decisions pending resolution of the planned merger, this could have an adverse effect on the Company’s results of operations, and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in the Company’s stock price.

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

Liquidity

     Although management believes that sufficient revenues will be generated during fiscal 2004 to meet operating, product development and other cash flow requirements, such revenues will depend on the completion of existing orders and the receipt of future orders.

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

Reliance on a Few Major Customers

     The Company is dependent on sales of its products to a limited number of casino operators for a substantial portion of its revenues in any given fiscal year. Prior to fiscal 2003, three or fewer customers accounted for more than 50% of annual net revenues in any given fiscal year, and in fiscal 2003 five customers accounted for more than 50% of the Company’s net revenues. The following factors could have a material adverse effect on the Company’s revenues:

•	a significant reduction, delay or cancellation of orders from one or more significant customers; or

•	a decision by one or more significant customers to select products provided by a competitor.

     The Company expects its operating results to continue to depend on sales of its products to a relatively small number of customers.

Other Risks

     Litigation. The Company is engaged in a variety of litigation as more fully discussed in “Item 3. Legal Proceedings.” This litigation is expensive and could have a material adverse affect on the Company.

     Product Concentration; Competition; Risks of Technological Change. The Company expects to derive most of its revenues from the sale of Acres Advantage™ and Acres Bonusing™ products and the Company’s future success will depend in part upon its ability to continue to generate sales of these products. A decline in demand or prices for the Company’s products, whether as a result of new product introduction or price competition from competitors, technological change, or failure of the Company’s products to address customer requirements or otherwise, could have a material adverse effect on the Company’s revenues and operating results. The markets in which the Company competes are highly competitive and subject to technological change and one or more of the Company’s competitors may develop alternative technologies for its products. The Company’s future results of operations will depend in part upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. While the Company expends a significant portion of its revenues on research and development and on product enhancement, the Company may not be able to continue to improve and market its existing products or develop and market new products, or technological developments may cause the Company’s products to become obsolete or noncompetitive. Many of the Company’s competitors have substantially greater financial, marketing and technological resources than the Company and the Company may not be able to compete successfully with them.

     Government Regulation; Potential Restrictions on Sales. The Company is subject to gaming regulations in each jurisdiction in which its products are sold or are used by persons licensed to conduct gaming activities. The Company’s products generally are regulated as “associated equipment,” pursuant to which gaming regulators have discretion to subject the Company, its officers, directors, key employees, other affiliates and certain shareholders to licensing, approval and suitability requirements. In the event that gaming authorities determine that any person is unsuitable to act in such capacity, the Company would be required to terminate its relationship with such person, and under certain circumstances, the Company has the right to redeem its securities from persons who are found unsuitable. Products offered and expected to be offered by the Company include features that are not available on products currently in use. These new features may, in some cases, result in additional regulatory review and licensing requirements for the products or the Company. Compliance with such regulatory requirements may be time consuming and expensive, and may delay or prevent a sale in one or more jurisdictions. In addition, associated equipment generally must be approved by the regulatory authorities for use by each licensed location within the jurisdiction, regardless of whether the Company is subject to licensing, approval or suitability requirements. Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings, may prevent the Company from selling or distributing its product in such jurisdiction. Such results may have a material adverse effect on the Company. The Company often enters into contracts that are contingent upon the Company and/or the customer obtaining the necessary regulatory approvals to sell or use the Company’s products or to operate a casino. Failure to timely obtain such approvals may result in the termination of the contract and the return of amounts paid pursuant to such contract.

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

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Acres Gaming Incorporated and Subsidiary at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Acres Gaming Incorporated and Subsidiary for the year ended June 30, 2001 were audited by other independent accountants who have ceased operations. Those accountants expressed an unqualified opinion on those financial statements in their report dated August 16, 2001.

PricewaterhouseCoopers LLP
Las Vegas, Nevada
July 29, 2003, except for the fifth paragraph of Note 1,
  and the fourth and fifth paragraphs of Note 3,
  as to which the date is September 26, 2003.

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

ARTHUR ANDERSEN LLP
Las Vegas, Nevada
August 16, 2001

ACRES GAMING INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND 2002
ASSETS

	2003	2002

	(in thousands, except share data)
CURRENT ASSETS:
Cash and equivalents	$24,067	$7,312
Receivables, net of allowance of $1,445 and $932, respectively	9,556	7,582
Inventories	4,072	3,985
Deferred income taxes	2,909	—
Prepaid expenses	1,154	439

Total current assets	41,758	19,318

PROPERTY AND EQUIPMENT:
Furniture and fixtures	2,012	1,944
Equipment	3,972	3,618
Leasehold improvements	487	486
Accumulated depreciation	(5,763)	(5,280)

Property and equipment, net	708	768
DEFERRED INCOME TAXES:	649	—
OTHER ASSETS, NET	162	786

TOTAL ASSETS	$43,277	$20,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,926	$2,277
Accrued compensation	1,565	654
Accrued other expenses	325	254
Income taxes payable	2,302	—
Deferred revenue	5,956	4,375
Convertible subordinated debentures, current	—	3,600
Note payable, current	—	100

Total current liabilities	12,074	11,260

Convertible subordinated debentures, net of current portion and discount	—	677
Note payable, net of current portion	—	369

Total liabilities	12,074	12,306

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 50 million shares authorized, 10.5 million and 9.4 million shares issued and outstanding, respectively	105	94
Additional paid-in capital	27,167	22,003
Deferred stock-based compensation	(227)	(552)
Accumulated earnings (deficit)	4,158	(12,979)

Total stockholders’ equity	31,203	8,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,277	$20,872

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	2003	2002	2001

	(in thousands, except per share data)
NET REVENUES:
Systems and services	$38,360	$25,096	$44,053
Patent licenses	8,699	1,308	—

Total net revenues	47,059	26,404	44,053
COST OF REVENUES	12,567	11,059	28,242

GROSS PROFIT	34,492	15,345	15,811

OPERATING EXPENSES:
Research and development	6,852	5,700	4,739
Selling, general and administrative	9,628	5,654	7,080

Total operating expenses	16,480	11,354	11,819

INCOME FROM OPERATIONS	18,012	3,991	3,992
OTHER INCOME (EXPENSE), net	(1,074)	(86)	177

INCOME BEFORE INCOME TAXES	16,938	3,905	4,169
INCOME TAX BENEFIT	199	—	—

NET INCOME	$17,137	$3,905	$4,169

NET INCOME PER SHARE – BASIC	$1.79	$.43	$.47

NET INCOME PER SHARE – DILUTED	$1.59	$.38	$.41

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	Common Stock		Additional
			Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

				(in thousands)
Balance as of June 30, 2000	8,913	$89	$19,904	$(21,053)	$—	$(1,060)
Issuance of common stock	57	1	68	—	—	69
Issuance of restricted common stock	300	3	972	—	(975)	—
Amortization of deferred compensation	—	—	—	—	98	98
Net income	—	—	—	4,169	—	4,169

Balance as of June 30, 2001	9,270	93	20,944	(16,884)	(877)	3,276
Issuance of common stock	27	—	40	—	—	40
Issuance of common stock upon conversion of debentures	65	1	299	—	—	300
Issuance of common stock purchase warrants	—	—	720	—	—	720
Amortization of deferred compensation	—	—	—	—	325	325
Net income	—	—	—	3,905	—	3,905

Balance as of June 30, 2002	9,362	94	22,003	(12.979)	(552)	8,566
Issuance of common stock	172	2	597	—	—	599
Issuance of common stock upon conversion of debentures	948	9	4,391			4,400
Tax benefit of employee stock option exercises	—	—	176	—	—	176
Amortization of deferred compensation	—	—	—	—	325	325
Net income	—	—	—	17,137	—	17,137

Balance as of June 30, 2003	10,482	$105	$27,167	$4,158	$(227)	$31,203

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	2003	2002	2001

		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,137	$3,905	$4,169
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	956	1,251	1,532
Amortization of debt issuance costs	464	170	—
Amortization of debt discount	423	222	—
Amortization of deferred stock-based compensation	325	325	98
Provision for doubtful accounts	513	340	577
Tax benefit of employee stock option exercises	176	—	—
Changes in assets and liabilities:
Receivables	(2,487)	(4,656)	(302)
Inventories	(87)	779	(1,035)
Deferred income taxes	(3,558)	—	—
Prepaid expenses	(715)	(272)	(84)
Accounts payable and accrued expenses	631	(1,653)	1,353
Income taxes payable	2,302	—	—
Accrued litigation settlement obligation	—	(2,010)	—
Deferred revenue	1,581	(2,288)	5,808

Net cash provided by (used in) operating activities	17,661	(3,887)	12,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(738)	(445)	(947)
Other, net	2	104	(69)

Net cash used in investing activities	(736)	(341)	(1,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock	—	(5,000)	—
Issuance of common stock, net	599	40	69
Proceeds from convertible subordinated debentures	—	5,000	—
Payments for convertible subordinated debentures	(300)	—	—
Debt issuance costs	—	(433)	—
Payments on note payable	(469)	(25)	—

Net cash provided by (used in) financing activities	(170)	(418)	69

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	16,755	(4,646)	11,169
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	7,312	11,958	789

CASH AND EQUIVALENTS AT END OF YEAR	$24,067	$7,312	$11,958

The accompanying notes are an integral part of these consolidated financial statements.

ACRES GAMING INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	2003	2002	2001

Supplemental disclosure of cash flow information:		(in thousands)
Cash paid for interest	$250	$114	$—

Cash paid for income taxes	$896	$164	$131

Supplemental disclosure of non-cash financing activities:
Common stock issued in satisfaction of principal redemptions under convertible subordinated debentures, based on election of debenture holders	$4,400	$300	$—

Value of warrants issued in conjunction with convertible subordinated debentures	$—	$595	$—

Value of warrants issued as debt issuance costs	$—	$125	$—

Promissory note issued to IGT in satisfaction of amounts previously in dispute and recorded as an other liability	$—	$494	$—

Restricted stock issued to an executive as deferred compensation and additional paid in capital	$—	$—	$975

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

     The Company develops, manufactures and markets electronic equipment and software for the casino gaming industry. Many of the Company’s products are based on its proprietary Acres Bonusing™ technology and are designed to enhance casino profitability by providing entertainment and incentives to players of gaming machines. The bonusing technology improves the efficiency of bonus and incentive programs currently offered by many casinos, and makes possible some bonus and incentive programs that have not previously been offered.

     Acres Bonusing™ technology was conceived to provide the gaming industry with a system to enable the design and delivery of bonuses and other promotions directly to players at the point of play and at the time of play. The Company currently offers bonusing products directly to casinos in the form of standard and customized bonusing promotions that can be applied casino-wide or to a limited number of gaming machines. In addition to bonusing products, the Company also offers slot accounting, player tracking, table game management and visual analysis modules that may be purchased and installed individually or as components of an integrated system marketed as the Acres Advantage™. The Company primarily sells its products in the United States, Australia, South Africa and South Korea.

     The Company’s financial position and operating results may be materially affected by a number of factors, including the timing of receipt, installation and regulatory approval of any one order, availability of additional capital, competition and technological change.

     On June 29, 2003, IGT and the Company entered into a definitive agreement pursuant to which Acres will merge with a subsidiary of IGT. Under the terms of the agreement, IGT will pay $11.50 per share in an all cash transaction, representing an aggregate purchase price of approximately $130 million. The agreement was unanimously approved by the Boards of Directors of both companies. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the proposed acquisition of the Company by IGT expired on August 25, 2003 and the merger was approved by Acres’ stockholders on September 26, 2003. The merger is subject to gaming regulatory approvals, and other conditions. The Company anticipates that the transaction will be completed in the fourth calendar quarter of 2003.

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

     Included in accounts receivable are unbilled receivables of $1,031,000 and $757,000 at June 30, 2003 and 2002, respectively. Unbilled receivables represent revenues recognized in excess of billings on certain contracts accounted for under the percentage of completion method. Unbilled receivables were not billable at the balance sheet date, but are recoverable as billings are made in accordance with the contract terms.

Major Customers

     Prior to fiscal 2003, in any fiscal year, more than 50% of the Company’s net revenues were derived from sales to three or fewer customers in any given fiscal year. In fiscal 2003, sales to five customers accounted for slightly more than 50% of the Company’s net revenues. The following table sets forth net revenues for each of the Company’s major customers as a percentage of total net revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

	2003	2002	2001

	(as a % of net revenues)
Agua Caliente	7.8	—	—
Big Jackpot Slots	5.1	—	—
IGT for properties operated by MGM MIRAGE	1.2	20.5	20.0
IGT	19.0	—	0.9
Mandalay Resort Group	9.4	2.4	6.6
MGM MIRAGE	3.3	21.0	1.1
Paragon Casino Resort	2.3	12.3	—
Station Casinos Inc.	11.3	4.0	37.8
Tsogo Sun Holdings	7.1	6.7	7.1

     The Company’s revenues from sales to customers in the United States totaled $41.2 million, $23.0 million and $40.5 million for the years ended June 30, 2003, 2002 and 2001, respectively. Sales in Australia totaled $613,000, $1.6 million and $426,000 million, for the years ended June 30, 2003, 2002 and 2001, respectively. Sales to South Africa totaled $3.3 million, $1.8 million and $3.1 million for the years ended June 30, 2003, 2002 and 2001, respectively. Sales to South Korea totaled $1.9 million, $0 and $0 for the years ended June 30, 2003, 2002 and 2001, respectively. The Company’s revenues from sales to customers outside the United States totaled $5.9 million, $3.4 million and $3.5 million for the years ended June 30, 2003, 2002 and 2001, respectively. The following table sets forth net revenues for the United States and outside the United States as a percentage of total net revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

	2003	2002	2001

	(as a % of net revenues)
Revenues — Australia	1.3	6.1	0.9
Revenues — South Africa	7.1	6.7	7.1
Revenues — South Korea	4.0	—	—
Revenues — United States	87.6	87.2	92.0

Total	100.0	100.0	100.0

     Sales to the Company’s customers are made pursuant to purchase orders or sales agreements for specific system installations and products are often delivered after several months of receipt of the order. The Company does not have any ongoing long-term sales contracts. The Company’s revenues and results of operations may be materially affected, in the near term, by the receipt or loss of, or delivery over an extended period of time required under any one order.

Related Party

     The Company had sales transactions with IGT, the holder of the Series A Preferred Stock, of $5.4 million and $9.3 million for the years ended June 30, 2002 and 2001, respectively. The Company had $239,000 and $487,000 in related party receivables as of June 30, 2002 and 2001, respectively. Additionally, the Company had related party payables of $40,000 as of June 30, 2002. Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock at a price of $9.625 per share, for an aggregate cost of $5.0 million. IGT was not a related party of the Company during the fiscal year ended June 30, 2003.

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

Fair Value of Financial Instruments

     The Company’s financial instruments at June 30, 2003 consist of receivables, and at June 30, 2002 consist of receivables, 6% convertible subordinated debentures, and a note payable. At June 30, 2003 and 2002, the fair value of the Company’s receivables, 6% convertible subordinated debentures and note payable approximated their carrying value.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	Balances	Additions	Amounts
	at	charged	charged
	beginning	to income	off, net of	Balances at
	of year	statement	collections	end of year

Allowance for uncollectible accounts	(in thousands)
2003	$932	$513	$—	$1,445
2002	592	340	—	932
2001	15	577	—	592

Inventories

     Inventories consist of electronic components and other hardware, which are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of the following:

	Inventories at June 30,

	2003	2002

	(in thousands)
Raw materials	$3,915	$3,823
Work-in-progress	35	52
Finished goods	122	110

Total inventories	$4,072	$3,985

Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed on the straight-line basis over an asset’s estimated useful life of two to five years. Leasehold improvements are amortized over the shorter of the useful life or lease term. Expenditures for maintenance and repairs are charged to operations when incurred. The Company recorded depreciation expense of $798,000, $932,000 and $1.1 million for the years ended June 30, 2003, 2002 and 2001, respectively.

Intangible Assets

     Intangible assets consist of costs associated with the establishment of patents, gaming licenses and gaming product approvals in various jurisdictions. Amortization of patents is calculated using the straight-line method over the estimated life of the patent. Gaming licenses and product approvals are amortized using the straight-line basis over periods of five years and two years, respectively. Intangible assets, net of accumulated amortization of $432,000 and $398,000, were $90,000 and $124,000 at June 30, 2003 and 2002, respectively, and are included in other assets.

Capitalized Software and Research and Development Costs

     Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is commercially feasible. Technological feasibility is deemed to be established when the Company, using the detail program design method, completes the research necessary to determine that the software can be produced to function according to required specifications at an economically feasible cost. Capitalized software costs, net of accumulated amortization of $1,061,000 and $937,000, were $0 and $124,000 at June 30, 2003 and 2002, respectively and are included in other assets. Capitalized costs are amortized on a straight-line basis over the estimated life of the product beginning when the product becomes commercially feasible. The Company recorded $124,000, $267,000 and $354,000 of amortization for the years ended June 30, 2003, 2002 and 2001, respectively. All research and development costs are expensed as incurred.

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

	For the years ended June 30,

	2003	2002	2001

	(in thousands except per share data)
Net income as reported — basic	$17,137	$3,905	$4,169
Net income as reported — diluted	17,316	4,064	4,169
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	608	421	396

Pro forma net income — basic	$16,529	$3,484	$3,773

Pro forma net income — diluted	$16,708	$3,643	$3,773

Earnings per share:
Basic—as reported	$1.79	$.43	$.47

Basic—pro forma	$1.73	$.38	$.42

Diluted—as reported	$1.59	$.38	$.41

Diluted—pro forma	$1.54	$.34	$.37

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities (“VIEs”) created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on accounting for arrangements involving the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact that the adoption of EITF 00-21 may have on the Company’s financial position, results of operations, or cash flows.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of SFAS 150 and does not anticipate that SFAS 150 will have a significant impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

     The financial statements and footnotes for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

2.	INCOME TAXES:

     The provision (benefit) for income taxes for the years ended June 30, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001

Current:		(in thousands)
Federal	$3,035	$—	$—
State	324	—	—

	3,359	—	—
Deferred:
Federal	(3,374)	—	—
State	(184)	—	—

	(3,558)	—	—

Total	$(199)	$—	$—

     A reconciliation of the expected income tax provision (benefit) at the U.S. federal statutory income tax rate to actual income tax provision (benefit) for the years ended June 30, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Expected federal tax provision	35.0%	34.0%	34.0%
State income tax, net of federal benefit	.5%	4.0%	4.0%
Non-deductible items	1.7%	1.7%	.9%
Research credits	(1.6)%	(.2)%	(3.8)%
Valuation allowance	(36.3)%	(39.5)%	(31.4)%
Other	(.5)%	—%	(3.7)%

	(1.2)%	—%	—%

     Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company’s assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 30, 2003 and 2002, are as follows:

	Deferred income tax assets
	and liabilities
	at June 30,

	2003	2002

	(in thousands)
Operating loss carryforwards	$—	$3,051
Research and development tax credit	39	1,337
Property and equipment	207	361
Accruals and reserves	1,725	438
Deferred revenue	1,342	—
Intangible and other assets	245	227

Total deferred tax assets	3,558	5,414
Less valuation allowance	—	(5,414)

Net deferred tax assets	$3,558	$—

     At March 31, 2003, the Company performed an assessment of the recoverability of its net deferred tax assets and determined that tax benefits associated with previously reserved net deferred tax assets are more likely than not realizable. The assessment was based on financial and taxable income forecasts and most notably, the agreements the Company entered into to license certain of its bonusing patents to IGT and to settle outstanding litigation over the Wheel of Gold™ patents. The Company’s assessment indicated that income tax on forecast income would be sufficient to offset the previously reserved net deferred tax assets. As a result, at March 31, 2003 the Company recorded a tax benefit resulting from the reduction of previously recorded valuation reserves against net deferred tax assets, totaling $4.2 million.

     The Company’s research and development tax credits of $39,000 at June 30, 2003, are available to offset future taxable income and begin to expire in 2022. The Company’s alternative minimum tax credit carryforward as of June 30, 2003, is $54,000 and may be carried forward indefinitely.

3.	COMMITMENTS AND CONTINGENCIES:

Litigation

     As of April 21, 2003, the Company and Anchor Gaming (“Anchor”) settled both of the lawsuits filed in U.S. District Court for the District of Nevada and U.S. District Court for the District of Oregon regarding ownership of the Wheel of Gold™ (“WOG”) technology that is the subject of two patents that were assigned to Anchor. The Company relinquished all claims to the WOG patents and acknowledged the scope and validity of those patents. The parties stipulated to the dismissal of their respective claims in U.S. District Court in Oregon and their respective claims in U.S. District Court in Nevada other than the Company’s claim for joint inventorship of the WOG patents. The Company also agreed to assign all rights it may have in the WOG patents to Anchor Coin, a wholly-owned subsidiary of IGT.

     The defense of the lawsuit with Anchor in the U.S. District Court for the District of Nevada was accepted by the Company’s former professional errors and omissions insurance carrier. However, in April 2000, the carrier denied coverage. The Company is involved in litigation, now pending in the U.S. District Court for the District of Nevada, with its former insurance carrier regarding such coverage. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier has a duty to defend the Company against the lawsuit. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the entire Anchor lawsuit, but is entitled to reimbursement from the Company for the amount the insurance carrier paid for claims alleged by Anchor that are not covered by the Company’s policy. The Company cannot predict the outcome of this suit

In another insurance coverage suit, the Company sued its former general liability insurance carrier for breach of insurance contract related to the cost of defense of claims alleged by Casino Data Systems in a separate lawsuit that has been settled. The suit against the insurance carrier is now pending in U.S. District Court for the District of Nevada. The insurance carrier seeks a declaration that no coverage is provided for the claim, that if coverage is provided it should be provided by the prior insurance carrier, and that the Company must reimburse the insurance carrier for amounts paid under its insurance policy to defend the Company. On motions for summary judgment, the court found on February 28, 2002 that the insurance carrier did not have a duty to defend the Company against the lawsuit and that the Company must repay the insurance carrier approximately $70,000 in defense costs previously paid by the insurance carrier. At June 30, 2002, the Company recorded a liability in the amount of $70,000 to provide for the contingency. Upon a motion for reconsideration, on March 5, 2003 the court found that the insurance carrier has a duty to defend the Company against the lawsuit. The insurance carrier has filed a motion requesting leave to file an interlocutory appeal of the trial court’s ruling on the motion for reconsideration. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     Wild Game NG, LLC, a Nevada limited liability company, which owns and operates Siena Hotel Spa Casino in Reno, Nevada, filed a lawsuit against the Company in November 2001 in the Second Judicial District Court of the State of Nevada in the County of Washoe. Siena alleges that the Company failed to perform its obligations under a $1.8 million Equipment Sale Agreement to install and maintain a networked slot accounting, cage and credit and player tracking system in Siena’s casino. Siena seeks damages in excess of $30,000,000, largely comprised of consequential damages (damages for lost profits). On September 25, 2003, the Company filed a motion for partial summary judgment to preclude Siena from seeking consequential damages, which are not recoverable pursuant to the terms of the Equipment Sale Agreement. The Company believes that Siena’s claims are unfounded and has filed counterclaims seeking, among other things, payments Siena owes the Company for installation of the Company’s hardware in Siena’s casino. The Company cannot predict the outcome of this suit but believes that an unfavorable outcome would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     In June 2003, a putative class action lawsuit was filed in Clark County, Nevada District Court against the Company and its directors, entitled Paul Miller v. Acres Gaming Incorporated, et al., Case No. 470016. The complaint alleges that the Company’s directors breached their fiduciary duties to our stockholders in connection with the approval of the merger transaction between the Company and IGT and seeks to enjoin and/or void the merger agreement among other forms of relief. On September 19, 2003, the judge presiding over the case denied plaintiff’s motion for a temporary restraining order (TRO) to prevent Acres stockholders from voting on the merger. On September 24, 2003, plaintiff petitioned the Nevada Supreme Court to vacate the denial of the TRO and to enjoin the Company from holding its stockholder vote on the merger. The Nevada Supreme Court denied the petition on September 25, 2003. The Company believes that the plaintiff’s claims are without merit.

     The Company from time to time is involved in various other legal proceedings arising in the normal course of business.

Deferred Compensation

     The Company entered into an employment agreement with Floyd W. Glisson effective as of January 1, 2001, which was amended pursuant to Amendment No. 1 to Employment Agreement, dated as of June 29, 2003 (collectively, the “Glisson Employment Agreement”), pursuant to which Mr. Glisson was granted a restricted stock award for 300,000 shares of the Company’s common stock and received a base salary of $300,000 for the period from July 1, 2002 to June 30, 2003. Half, or 150,000 shares, of the restricted stock became unrestricted on June 9, 2003, and the remaining 150,000 shares become unrestricted on June 30, 2005, subject to acceleration of a ratable portion of the remaining restricted shares in the applicable period if Mr. Glisson’s employment is terminated by the Company without cause. Pursuant to the Glisson Employment Agreement, Mr. Glisson will receive severance payments equal to 1.6 times his annual base salary under certain circumstances. Currently, Mr. Glisson’s annual compensation under the Glisson Employment Agreement consists of a base salary of $325,000 and a bonus of up to ninety percent of his annual base salary depending on the Company’s performance as measured against targets set by the Board of Directors.

     The 300,000 restricted shares of the Company’s Common Stock issued to Mr. Glisson have been included in the Common Stock issued and outstanding presented in the Company’s balance sheet. The Company recorded $325,000 of compensation expense for each of the years ended June 30, 2003 and 2002, and $98,000 for the year ended June 30, 2001 related to the vesting of the restricted shares. $227,000 and $552,000 of deferred compensation has been recorded to reflect the remaining restricted balance of the stock as of June 30, 2003 and 2002, respectively.

Operating Leases

     The Company leases its office facilities, certain office equipment and service vehicles under operating leases that extend through June 30, 2008. Future minimum lease payments under these non-cancelable operating leases as of June 30, 2003 are $992,000, $815,000, $770,000, $748,000 and $716,000 in fiscal years 2004, 2005, 2006, 2007 and 2008, respectively. Total lease expense was $951,000, $969,000 and $832,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Note Payable

     On February 21, 2002, to settle amounts previously in dispute, the Company issued an unsecured promissory note to IGT in the amount of $494,000 bearing interest at 4.75% payable monthly, with principal payments of $25,000 due quarterly for three years, and the unpaid balance due at maturity. In May 2003, the Company paid in full the outstanding principal balance of the note.

Revolving Loan Agreement

     In August 2002, the Company entered into a one-year revolving loan agreement with a commercial bank to provide up to $3.0 million in financing secured by inventory and accounts receivable. The agreement provides for interest at a rate equal to Prime plus 1%. No amounts were outstanding under the agreement during the fiscal year ended June 30, 2003. The agreement contains certain financial covenants including minimum net worth, minimum cash flow, net income and operating income requirements. Management believes that the Company was in compliance with all covenants under the agreement through its expiration in August 2003. The Company elected not to renew the loan agreement.

Purchase Commitments

     At June 30, 2003, the Company had $1.6 million outstanding under non-cancelable purchase commitments and safety-stock agreements with suppliers. These commitments generally require that the Company take physical delivery of and pay for the items within 180 days.

4.	CONVERTIBLE SUBORDINATED DEBENTURES:

     On December 21, 2001, the Company sold $5,000,000 principal amount of 6% convertible subordinated debentures convertible into shares of the Company’s common stock at $4.6433 per share to three institutional investors. In June 2003, the debentures’ remaining principal balance of $1.4 million was converted into shares of Acres common stock. The investors also acquired warrants to purchase 177,674 shares of the Company’s common stock at an exercise price of $4.6433 per share. Interest on the debentures at the rate of 6% was payable semi-annually starting in April 2002. Principal payments of $300,000 were due monthly from June 2002 to August 2003 and principal payments of $500,000 were due monthly from September 2003 until the principal was repaid no later than December 21, 2003. The Company also issued a warrant to purchase 75,317 shares of its common stock at an exercise price of $4.6433 per share to the placement agent in connection with the sale of the debentures and warrants. Pursuant to a Form S-3 Registration Statement, which became effective as of February 25, 2002, the Company has registered sufficient shares of common stock to be issued upon conversion of the debentures or exercise of the warrants.

5.	REDEEMABLE PREFERRED STOCK:

     Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate cost of $5.0 million. The Company used the proceeds from the sale of 6% convertible subordinated debentures to fund this redemption.

6.	STOCKHOLDERS’ EQUITY:

     The Company has two stock option and incentive plans (the “Plans”) that permit, or permitted, the granting of awards to directors, employees and consultants of the Company in the form of stock options, restricted stock and other types of awards. The Company’s 1993 Stock Option and Incentive Plan (the “1993 Plan”) was terminated effective January 10, 2003. However, awards granted under the 1993 Plan prior to its termination remain subject to the terms and conditions of the 1993 Plan. Effective October 24, 2002, the Company adopted a new plan, the 2002 Stock Incentive Plan (the “2002 Plan”). Stock options granted under the Plan may be incentive stock options or nonqualified options. Options generally vest over five years and expire in ten years.

     A total of 2,450,000 shares of the Company’s Common Stock have been reserved for issuance pursuant to awards granted under the Plans. Under the Plans, the Company has granted 1,543,600 options to purchase 1,543,600 shares of the Company’s Common Stock, net of cancellations, through June 30, 2003. In addition to issuances under the Plans, the Company issued 185,000 options to purchase Common Stock that were not subject to the provisions of the Plans. Stock option activity under the Plans is summarized below:

			For the years ended June 30,

	2003		2002		2001

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,009,525	$4.17	1,306,517	$3.77	1,354,242	$3.68
Granted	138,000	6.24	265,000	4.73	179,500	3.66
Exercised	(173,625)	3.45	(24,500)	1.48	(58,025)	1.26
Canceled	(32,900)	4.99	(537,492)	3.60	(169,200)	3.70

Outstanding at end of year	941,000	4.56	1,009,525	4.17	1,306,517	3.77

Exercisable at end of year	566,635	4.29	606,040	4.15	882,063	3.92

Weighted average fair value of options granted	$4.79		$3.71		$2.94

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Risk free interest rate	1.84%	3.8%	5.3%
Expected life of option	5 years	5 years	5 years
Expected volatility	105%	106%	108%
Dividends	none	none	none

     The following table summarizes the options to purchase Common Stock outstanding at June 30, 2003:

					Weighted
					Average Exercise
	Options for Shares	Weighted Average	Weighted Average	Options for Shares	Price of Shares
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercisable

$0.94 - $1.76	205,400	$1.23	6.6 years	170,210	$1.18
$1.76 - $3.53	111,250	2.54	7.1 years	67,450	2.50
$3.53 - $5.29	286,450	4.75	6.5 years	179,775	4.71
$5.29 - $7.05	253,900	5.88	7.4 years	89,200	6.03
$7.05 - $8.81	15,000	8.36	5.0 years	11,000	8.50
$8.81 - $10.58	33,000	9.40	7.5 years	13,000	9.04
$10.58 - $12.34	12,000	11.00	4.0 years	12,000	11.00
$12.34 - $14.10	12,000	13.00	4.0 years	12,000	13.00
$14.10 - $15.86	12,000	15.00	4.0 years	12,000	15.00

$0.94 - $15.86	941,000	$4.56	6.7 years	566,635	$4.29

     As previously described in Note 1, the Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

7.	EMPLOYEE BENEFIT PLAN:

     The Company has a profit sharing plan that operates under the provisions of Section 401(k) of the Internal Revenue Code and covers substantially all full-time employees. Employer contributions may be made at the discretion of the Board of Directors. Employer contributions were $83,000, $0 and $0 during the years ended June 30, 2003, 2002 and 2001, respectively.

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

	For the year ended June 30,

	2003	2002	2001

	(in thousands except per share data)
Net income	$17,137	$3,905	$4,169
Dilutive effect of interest on convertible subordinated debentures	179	159	—

Net income allocable to common stockholders	$17,316	$4,064	$4,169

Weighted average number of shares of common stock and common stock equivalents outstanding:
Weighted average number of common shares outstanding — basic	9,574	9,074	8,948
Dilutive effect of warrants and employee stock options after application of the treasury stock method	650	340	264
Dilutive effect of convertible subordinated debentures after application of the if-converted method	657	538	—
Dilutive effect of redeemable convertible preferred stock after application of the if-converted method	—	644	954

Weighted average number of common shares outstanding - diluted	10,881	10,596	10,166

Income per share – basic	$1.79	$.43	$.47

Income per share – diluted	$1.59	$.38	$.41

     The following common stock equivalents were excluded from the earnings per share computations because their effect would have been anti-dilutive:

	Balance outstanding as of June 30,

	2003	2002	2001

		(in thousands)
Warrants and employee stock options	111	674	764

     Effective January 28, 2002, the Company redeemed all of the 519,481 outstanding shares of its Series A Convertible Preferred Stock from IGT at a price of $9.625 per share, for an aggregate cost of $5.0 million. The Company used the proceeds from the sale of 6% convertible subordinated debentures to fund this redemption.

9.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

Year ended June 30, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands except per share data)
Net revenues	$5,945	$11,595	$9,487	$20,032
Gross profit	4,067	6,791	7,215	16,419
Income from operations	650	2,582	3,284	11,496
Net income	420	2,339	7,251	7,127
Net income per common share – basic	$.05	$.25	$.75	$.72
Net income per common share – diluted	$.04	$.22	$.67	$.64

Year ended June 30, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

(in thousands except per share data)
Net revenues	$6,092	$5,346	$5,632	$9,334
Gross profit	3,013	3,390	2,779	6,163
Income (loss) from operations	354	382	(46)	3,301
Net income (loss)	417	729	(259)	3,018
Net income (loss) per common share – basic	$.05	$.08	$(.03)	$.33
Net income (loss) per common share – diluted	$.04	$.07	$(.03)	$.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors of the Company is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Executive Compensation is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2003.

Disclosure Regarding the Company’s Equity Compensation Plans

     The Company maintains its 1993 Stock Option and Incentive Plan (the “1993 Plan”) which governs outstanding equity awards that were granted under the 1993 Plan and its 2002 Stock Incentive Plan (the “2002 Plan”), pursuant to which the Company may grant equity awards to eligible persons. The Company’s Board of Directors adopted the 1993 Plan in July 1993 and it was approved by the shareholders in July 1993. In 1996 the Company amended the 1993 Plan, and these amendments were approved by the shareholders in October 1996. The Company’s Board of Directors adopted the 2002 Plan in October 2002 and it was approved by the shareholders in January 2003, on which date the 1993 Plan was terminated with respect to new awards. In addition, the Company has issued equity awards outside of its 1993 Plan and 2002 Plan to three of its officers, Floyd W. Glisson, Richard J. Schneider and Reed M. Alewel. The material terms of these awards are described below.

     The following table summarizes information about equity awards under the Company’s 1993 and 2002 Plans and those issued outside of these Plans as of June 30, 2003:

		Number of shares of			Number of Shares of
		Common Stock to be			Common Stock
		issued upon			Available for
Plan Category		exercise of	Weighted Average		Future Issuance
Equity compensation	Outstanding		Exercise Price of	(excluding shares
plans approved by		Options*	Outstanding Options		reflected in *)

Equity compensation plan not approved by security holders:		941,000		$4.56	906,400 (1)
Richard J. Schneider(2)		25,000		$1.00	N/A
Reed M. Alewel(3)		25,000		$1.00	N/A
Floyd W. Glisson(4)		135,000		$1.00	N/A

	Total	1,126,000		$3.98	906,400

(1)	Consists of shares reserved for issuance under the 2002 Plan. Up to an additional 301,300 shares that are subject to outstanding options under the 1993 Plan may become available for issuance under the 2002 Plan if they cease to be subject to such options (other than by reason of settlement or exercise). The Company awards stock options to non-employee directors under the Company’s plans pursuant to a formula established by the Board of Directors as follows: (1) an initial grant to purchase 7,500 shares of the Company’s Common Stock as of the date of the director’s initial election or appointment to the Board and (2) an annual grant to purchase 2,500 shares of Common Stock immediately following each year’s annual shareholders meeting. Stock options granted under this program will vest and become exercisable with respect to 25% of the shares at grant and with respect to the remainder of the shares over the 3-year period following the grant date (assuming continued Board service).

(2)	Options were issued pursuant to a Nonqualified Stock Option Agreement dated December 8, 1999 between the Company and Mr. Schneider. The exercise price for the options is $1.00 per share. The options vested as follows: 25% vested on December 8, 1999, and 25% vested on April 1, 2000, 2001 and 2002, respectively. The options expire on December 8, 2009.

(3)	Options were issued pursuant to a Nonqualified Stock Option Agreement dated December 8, 1999 between the Company and Mr. Alewel. The exercise price for the options is $1.00 per share. The options vested as follows: 25% vested on December 8, 1999, and 25% vested on April 1, 2000, 2001 and 2002, respectively. The options expire on December 8, 2009.

(4)	Options were issued pursuant to a Nonqualified Stock Option Agreement dated December 8, 1999 between the Company and Mr. Glisson. The exercise price for the options is $1.00 per share. All of the options vested on December 8, 1999. The options expire on December 8, 2009.

Summary Description of Equity Compensation Awards Outside of the Plans

     Non-Plan Options

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

     The Non-Plan Options are nonqualified stock options for tax purposes. There are no tax consequences to the Company or the optionee upon the grant of a non-qualified stock option (“NSO”). Upon the exercise of an NSO, an optionee recognizes ordinary income equal to the difference between the exercise price for the shares and the fair market value of the shares on the date of exercise. The Company is entitled to a corresponding tax deduction equal to the amount of income recognized by the optionee at the time of recognition by the optionee, provided that the Company meets its federal income and employment tax withholding obligations and that the deduction is not otherwise disallowed by the Code.

     Restricted Stock Award

     The Company issued 300,000 shares of restricted Common Stock to Floyd W. Glisson, its Chairman and Chief Executive Officer, in connection with his employment agreement dated as of January 1, 2001, which was amended pursuant to Amendment No. 1 to Employment Agreement dated as of June 29, 2003. This restricted stock award was not submitted to the Company’s stockholders for approval. See Note 3 “Commitments And Contingencies – Deferred Compensation” to the Notes to Consolidated Financial Statements for a more detailed description of the restricted stock award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company’s Proxy Statement that will be filed pursuant to Regulation 14A within 120 days of June 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(2) Exhibits

                            See “Index to Exhibits.”

(b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003. We furnished to the SEC reports on Form 8-K on April 24, 2003, to furnish the press release announcing, among other things, the settlement of patent litigation, and May 5, 2003, to furnish the press release announcing our financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRES GAMING INCORPORATED

Date: September 26, 2003	By:	/s/ Floyd W. Glisson Floyd W. Glisson Chairman of the Board and Chief Executive Officer

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

Date: September 26, 2003	/s/ Floyd W. Glisson

Floyd W. Glisson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 26, 2003	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: September 26, 2003	/s/ Ronald G. Bennett

Ronald G. Bennett Director

Date: September 26, 2003	/s/ Robert W. Brown

Robert W. Brown Director

Date: September 26, 2003	/s/ Richard D. Furash Richard D. Furash Director

Date: September 26, 2003	/s/ Roger B. Hammock

Roger B. Hammock Director

Date: September 26, 2003	/s/ David R. Willensky

David R. Willensky Director

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated as of June 29, 2003, by and among Acres Gaming Incorporated, International Game Technology and NWAC Corp. (1)
3.1	Articles of Incorporation of Acres Gaming Incorporated, as amended (2)
3.2	Bylaws of Acres Gaming Incorporated, as amended (3)
4.1	Convertible Subordinated Debentures and Warrants Purchase Agreement dated December 21, 2001, by and between Acres Gaming Incorporated, Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC (4)
4.2	Form of Convertible Subordinated Debentures dated December 21, 2001, entered into by Acres Gaming Incorporated and each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC in the amounts of $1,500,000, $1,000,000 and $2,500,000, respectively (4)

4.3	Form of Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC for 53,302, 35,535 and 88,837 shares of common stock, respectively (4)

4.4	Registration Rights Agreement dated December 21, 2001, by and between Acres Gaming Incorporated to each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC (4)

4.5	Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to Roth Capital Partners, LLC (4)

+10.1	Acres Gaming Incorporated 1993 Stock Option and Incentive Plan, as amended (2)

+10.2	Employment Agreement dated July 1, 1996 between the Company and John F. Acres (2)

+10.3	Amendment to Employment Agreement dated July 20, 1998 between the Company and John F. Acres (5)

10.4	Lease dated March 3, 1998 between the Company and #26 McCarran Center, LC (6)

10.5	Lease dated August 5, 1999, between the Company and Avery Investments (7)

10.6	System Upgrade Agreement dated June 7, 1999 between Crown Limited and the Company (8)

+10.7	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Richard Schneider dated December 8, 1999.(9)

+10.8	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Reed Alewel dated December 8, 1999.(9)

+ 10.9	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Floyd Glisson dated December 8, 1999.(9)

10.10	Product Sales, Delivery and License Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT (10)

10.11	Acres Software Maintenance Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT (10)

10.12	Equipment Sale Agreement dated February 14, 2001 between AGI Distribution Inc. and Acres Gaming Incorporated and Station Casinos, Inc. and Station’s affiliates (11)

+10.13	Employment Agreement between Acres Gaming Incorporated and Floyd W. Glisson dated as of January 1, 2001 (12)

10.14	Lease dated July 30, 2001 between the Company and URS Corporation (13)

10.15	First Amendment to Lease between the Company and URS Corporation dated as of February 21, 2003

Exhibit
No.	Description

10.16	Amendment No. 1 to Employment Agreement between Acres Gaming Incorporated and Floyd W. Glisson dated as of June 29, 2003

10.17	Employment Agreement between Acres Gaming Incorporated and Richard J. Schneider dated as of June 29, 2003

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, previously filed with the Commission on August 15, 2003.

(2)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(3)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-77050), previously filed with the Commission on January 18, 2002.

(5)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, previously filed with the Commission.

(6)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, previously filed with the Commission.

(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, previously filed with the Commission.

(8)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, previously filed with the Commission.

(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-99945), previously filed with the Commission on September 20, 2002.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, previously filed with the Commission.

(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, previously filed with the Commission.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, previously filed with the Commission.

(13)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, previously filed with the Commission.