Form 10-K/A
period 2003-06-30
ACRES GAMING INC
filed 2003-10-24
CIK 912601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
Yes [X] No [  ]

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.01 per share, as of September 30, 2003 was 10,721,765 shares.

EXPLANATORY NOTES

Certain information required by Part III, Items 10 through 13, was to be incorporated by reference to the Company’s Proxy Statement to be filed in connection with the Company’s 2003 Annual Meeting of Stockholders. The Company’s Definitive Proxy Statement will not be filed with the Commission within the 120-day period after the end of the Company’s fiscal year. Part III, Items 10 through 14 are hereby amended by this amendment to the Company’s Annual Report on Form 10-K/A.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Common Stock Nominees and Other Management Personnel:

			Director
Name	Positions With the Company	Age	Since

Floyd W. Glisson	Chairman of the Board of Directors and Chief Executive Officer	56	1997

Ronald G. Bennett	Director	57	2000

Robert W. Brown	Director	48	2000

Richard D. Furash	Director	59	2001

Roger B. Hammock	Director	57	2000

David R. Willensky	Director	53	2000

Richard J. Schneider	President and Chief Operating Officer	46

Patrick W. Cavanaugh	Senior Vice President, Chief Financial Officer and Treasurer	43

Reed M. Alewel	Senior Vice President of Sales and Secretary	39

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

     Ronald G. Bennett, served as senior vice president and managing director – human resources of GATX Capital, a leasing company, from December 1999 to June 2001. Mr. Bennett was president of Calavo Growers, a fresh produce and processed foods cooperative in California from 1997 to 1999. He also served as president for Hunt-Wesson Foodservice Company, a subsidiary of ConAgra, Inc., from 1996 to 1997. Prior to 1996, Mr. Bennett was president of Knott’s Berry Farm Foods, Inc. He has been a director of the Company since 2000.

     Robert W. Brown, has served as the finance and systems director for Talo, Inc., since November 2001, and as the president of BikeE Corporation, a designer and manufacturer of recumbent bicycles, since July 2002. From July 1999 to the present, Mr. Brown has also been a self-employed consultant as president of Brown Financial Consulting, LLC in Corvallis, Oregon. Mr. Brown served as the Company’s executive vice president, chief financial officer and treasurer from July 1993 to July 1999. Mr. Brown is a Certified Public Accountant. He has been a director of the Company since 2000.

     Richard D. Furash, founded Distance Learning Venture LLC, a training, education and consulting company, in 2000. Mr. Furash is a lecturer at the University of Arizona. From 1978 to 2000, he was a partner in Deloitte & Touche LLP, a global accounting and consulting firm, where he led the consumer products practice and served as lead partner on major client projects. He has been a director of the Company since 2001.

     Roger B. Hammock, is a self-employed consultant and has been the president of San Pasqual Investors in Pasadena, California since April 1990. He was the founder and chief executive officer of two firms involved in the distribution and sale of technology related items. He has been a director of the Company since 2000.

     David R. Willensky, has been the managing director of The Advisory Group, a business strategy consulting firm based in Omaha, Nebraska, since he founded that company in 1998. Mr. Willensky was senior vice president, corporate planning and development for ConAgra Foods, Inc. from 1994 to 1998. He also served as managing director of California Strategic Investors, LLC, an acquisition advisory firm, from 1991 to 1994. Prior to 1991, Mr. Willensky was a partner with McKinsey & Company, Inc., a management consulting firm. He has been a director of the Company since 2000.

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

     Patrick W. Cavanaugh joined the Company in September 2001 as Senior Vice President, Chief Financial Officer and Treasurer. From January 1997 until joining Acres, Mr. Cavanaugh was chief financial officer and treasurer of Oasis Technologies, Inc., a company that produces networked gaming systems. From 1993 to 1996, Mr. Cavanaugh served as chief financial officer and treasurer of Casino Data Systems, a designer and manufacturer of casino management information systems. Prior to 1993, Mr. Cavanaugh served in positions of increasing responsibility with the international accounting firm of KPMG, most recently as audit senior manager. Mr. Cavanaugh is a Certified Public Accountant.

     Reed M. Alewel, has served the Company as Senior Vice President of Sales since May 2001 and as Secretary since November 1999. Mr. Alewel served as Senior Vice President from July 2000 to May 2001, Vice President from July 1999 to July 2000, Chief Financial Officer and Treasurer from July 1999 to May 2001, Controller from October 1996 to July 1999, and as Assistant Secretary from July 1999 to November 1999. Mr. Alewel was the manager of financial planning and analysis for the American Italian Pasta Company, a food manufacturing company, from May 1992 to October 1996. Mr. Alewel is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s officers, directors and persons who own more than 10 percent of the Common Stock of the Company file with the Securities and Exchange Commission (the “SEC”) initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Form 4 and Form 5. Officers, directors and holders of more than 10 percent of the Company’s Common Stock are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company and written representation that no other reports are required, during the 2003 fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth certain information for each of the fiscal years ended June 30, 2003, 2002 and 2001 regarding compensation accrued or paid to the Company’s Chief Executive Officer and each Executive Officer who accrued or was paid compensation in excess of $100,000 in the fiscal year ended June 30, 2003 (the “Named Executive Officers”).

Summary Compensation Table

				Long-Term
		Annual		Compensation
		Compensation		Awards

	Fiscal			Restricted	All Other
Name and Principle Position	Year	Salary	Bonus	Stock	Compensation

Floyd W. Glisson	2003	$300,000	$369,000	— (1)	$24,744	(2)
Chairman of the Board of Directors and	2002	275,000	—	— (1)	100,093	(3)
Chief Executive Officer	2001	300,000	250,000	$975,000 (1)	—
Richard J. Schneider	2003	192,462	96,641	—	2,915	(4)
President and Chief Operating Officer	2002	178,000	—	—	—
	2001	175,000	54,688	—	—
Patrick W. Cavanaugh	2003	151,634	50,687	—	2,115	(4)
Senior Vice President, Chief Financial	2002	115,000	—	—
Officer & Treasurer(5)
Reed M. Alewel	2003	143,215	62,550	—	2,181	(4)
Senior Vice President of Sales and Secretary	2002	136,000	—	—	—
	2001	135,000	33,750	—	—

(1)	Mr. Glisson was granted 300,000 shares of restricted common stock pursuant to his Employment Agreement, dated as of January 1, 2001, which was amended pursuant to Amendment No. 1 to Employment Agreement, dated as of June 29, 2003. Half, or 150,000 shares, of the restricted shares vested on June 9, 2003 and the remainder vest on June 30, 2005, subject to accelerated vesting upon an involuntary termination of his employment with the Company other than for cause. Dividends will be paid on Mr. Glisson’s shares of restricted stock if dividends are paid on the Company’s outstanding shares of Common Stock. As of June 30, 2003 and 2002, Mr. Glisson’s restricted common stock was valued in the aggregate at $3,378,000 and $1,374,000, respectively.

(2)	Represents the Company’s contributions to Mr. Glisson’s 401(k) account of $6,000, reimbursement of his monthly country club dues of $5,500 and medical and disability insurance premiums of $13,244.

(3)	Mr. Glisson received reimbursement of certain expenses he incurred in conjunction with his relocation to Las Vegas, Nevada in the amount of $49,925 and for the cost of his country club membership and associated monthly dues in the amount of $50,168.

(4)	Represents the Company’s contribution to the executive’s 401(k) account.

(5)	Mr. Cavanaugh became Senior Vice President, Chief Financial Officer and Treasurer in September 2001.

     There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2003.

     There were no exercises of stock options by the Named Executive Officers during the fiscal year ended June 30, 2003. The following table sets forth the number of securities underlying unexercised options and the value of unexercised in-the-money options at fiscal year end.

Aggregated Fiscal Year-End Option Values

	Number of Securities Underlying	Value of Unexercised In-The-Money
	Unexercised Options at Fiscal Year End	Options at Fiscal Year End
Name	Exercisable/Unexercisable	Exercisable/Unexercisable(1)

Floyd W. Glisson	142,500/0	$1,417,519/$0.00
Richard J. Schneider	108,000/32,000	$886,825/$180,800
Patrick W. Cavanaugh	16,000/24,000	$135,360/$203,040
Reed M. Alewel	100,000/0	$802,001/$0.00

(1)	The market price of the Company’s Common Stock was $11.26 at June 30, 2003.

Retirement Savings Plan

     The Company has a profit sharing plan that operates under the provisions of Section 401(k) of the Internal Revenue Code and covers substantially all full-time employees. Employer contributions may be made at the discretion of the Board of Directors. Employer contributions were $83,000 for the year ended June 30, 2003.

Compensation of Directors

     Non-employee directors receive an annual fee of $25,000 and $1,000 per board meeting or committee meeting (other than meetings held in connection with a board meeting) plus expenses. Non-employee directors also receive options to purchase 7,500 shares of the Company’s Common Stock at a price equal to fair market value on the date they are first elected to the board; 25 percent of those options vest immediately; the balance over three years. In addition, non-employee directors are granted options to purchase an additional 2,500 shares of Common Stock at each annual meeting of stockholders after such director has served a full year. Those options vest over three years on the same basis as the initial option grants.

Employment Contracts

     The Company entered into an employment agreement with Floyd W. Glisson, its Chief Executive Officer, effective as of January 1, 2001, which was amended pursuant to Amendment No. 1 to Employment Agreement, dated as of June 29, 2003 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Glisson was awarded 300,000 shares of restricted stock, half, or 150,000 shares, of which vested on June 9, 2003 and the remainder vest on June 30, 2005, subject to accelerated vesting upon an involuntary termination of his employment with the Company other than for cause. Mr. Glisson’s base salary for fiscal 2003 was $300,000, with a target bonus of 60% of base salary. Effective July 1, 2003, his base salary is $325,000 per year and his target bonus is 66 2/3% of base salary

     Pursuant to provisions in the Employment Agreement that will take effect if and when the merger with International Game technology (IGT) becomes effective, Mr. Glisson has agreed to remain the Chief Executive Officer of the surviving company until the first anniversary of the merger. His base salary will remain $325,000 per year, but the time he will be required to work will decline incrementally over the term of the agreement to 25% in the last quarter of his employment. Provided he is still employed with Acres on the first anniversary of the effective date of the merger (or is earlier terminated other than for cause), he will receive his target bonus of 66 2/3% of base salary as a guaranteed bonus. Pursuant to the Employment Agreement as amended, Mr. Glisson will be entitled to the remainder of his base salary plus his guaranteed bonus upon termination of his employment other than for cause. In addition, Mr. Glisson has agreed to defer his right to receive a termination payment of 1.6 times his base salary, which would become due to him under his original employment agreement if he were to terminate his employment for any reason after the merger, until the first anniversary of the merger (or any earlier termination of the Employment Agreement).

     As of June 29, 2003, the Company entered into an employment agreement with Richard J. Schneider, its President and Chief Operating Officer. Pursuant to his employment agreement, Mr. Schneider will continue as President and Chief Operating Officer of the surviving company in the merger with IGT. Mr. Schneider’s base salary will continue to be $200,000 per year, and he will be eligible to be paid an annual bonus in an amount up to a maximum of 200% of his base salary. The agreement commences on the effective date of the merger and runs for three years. Under certain circumstances, Mr. Schneider will be entitled to payment of six months’ salary in connection with termination of his employment. Mr. Schneider will receive an option to purchase 35,000 shares of IGT common stock at an exercise price equal to the closing price of IGT common stock on the effective date. The option grant will be governed by the provisions of IGT’s 2002 Stock Option Plan. One-fifth (1/5) of the option will vest on each of the first five anniversaries of the effective date. Our board of directors also granted Mr. Schneider a bonus of $40,000 payable if he is an employee of ours at the effective date of the merger.

Compensation Committee

     In fiscal 2003, the Compensation Committee consisted of Ronald G. Bennett, Chairman, Richard D. Furash, Roger B. Hammock and David R. Willensky. The Compensation Committee makes recommendations to the Board regarding officers’ compensation, management incentive compensation arrangements and administers the Company’s Stock Option and Incentive Plan.

Report on Executive Compensation

     The underlying objectives of the Company’s compensation strategy are to attract and retain the best possible executive talent, to motivate those executives to achieve optimum operating performance for the Company, to link executive and stockholder interests through equity-based plans and to provide a compensation package that recognizes individual contributions as well as overall business results. There are three components to the Company’s executive compensation: base salary, long-term incentives in the form of stock options, and incentive (bonus) payments.

     Base Salary. Base salary for each executive officer, other than those for Mr. Glisson, was determined by an assessment of his or her sustained performance, advancement potential, experience, responsibility, scope and complexity of the position, and current salary in relation to salary levels for comparable positions in the industry, based on the Company’s general awareness of such salary levels. Mr. Glisson’s compensation for the fiscal year ended June 30, 2003, is based on his Employment Agreement with the Company.

     Long-Term Incentives. Stock options have been granted to the Chief Executive Officer and other executive officers to encourage management of the Company from the perspective of an owner with an equity interest in the Company. Vesting is used to encourage key employees to continue in the employ of the Company. In general, compensation payments in excess of $1 million to any of the Named Executive Officers are subject to a limitation on deductibility for the Company under Section 162(m) of the Code. However, certain performance-based compensation is not subject to such limitation. Awards granted under the Company’s stock option incentive plans qualify for such performance-based exception.

     Annual Incentives. Certain members of management may participate in an annual incentive plan, the goals of which are determined annually by the Company’s Board of Directors. Payments under the annual incentive plan aggregated $1,044,470 with respect to the fiscal year ended June 30, 2003.

     Chief Executive Officer. Mr. Glisson’s compensation is based on his Employment Agreement, which also includes bonus provisions related to the Company’s performance. Mr. Glisson’s compensation as set forth in his Employment Agreement is derived from the value of his industry expertise and the compensation of comparable industry executives.

Compensation Committee Report submitted by:
Ronald G. Bennett, Chairman
Richard D. Furash
Roger B. Hammock
David R. Willensky

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of non-employee directors of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Performance Graph

     The following graph compares total cumulative return to holders of the Company’s Common Stock with the cumulative total return of the Nasdaq US Stock Market and a peer group index created by the Company for the five year period ended June 30, 2003. The Company uses a peer group (the “Peer Group”) which consists of the following companies: Shuffle Master, Alliance Gaming Corporation, International Game Technology, Mikohn Gaming Corporation, WMS Industries and Innovative Gaming Corp. of America.

PERFORMANCE GRAPH

Total Return Analysis	6/30/98	6/30/99	6/30/00	6/30/01	6/30/02	6/30/03

Acres Gaming	$100.00	$40.00	$35.00	$99.20	$91.60	$225.20
Peer Group	100.00	151.77	$157.96	413.58	278.74	405.03
Nasdaq Composite	100.00	143.67	$212.43	115.46	78.65	87.33

     Assumes $100 invested in the Company’s Common Stock, the Nasdaq Stock Market and the Peer Group, with all dividends reinvested. Stock price shown above for the Common Stock is historical and not necessarily indicative of future price performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

     The following table sets forth information regarding the beneficial ownership of shares of the Company’s Common Stock by each director of the Company, by each Named Executive Officer, by all directors and executive officers of the Company as a group, and by each stockholder who is known by the Company to own more than 5 percent of the Company’s Common Stock as of September 30, 2003.

	Number of Shares		Percent of
Beneficial Owner	Beneficially Owned (1)		Outstanding (2)

Directors and Executive Officers
Floyd W. Glisson	523,500	(3)	4.8%
Robert W. Brown	118,250	(4)	1.1%
Richard J. Schneider	108,000	(5)	1.0%
Reed M. Alewel	104,509	(6)	1.0%
David R. Willensky	19,800	(7)	*
Roger B. Hammock	17,700	(8)	*
Patrick W. Cavanaugh	16,000	(9)	*
Ronald G. Bennett	7,500	(10)	*
Richard D. Furash	4,375	(11)	*
All directors and executive officers as a group (9 persons)	919,634	(12)	8.2%
Principal Shareholders
Delta Partners LLC
One Financial Center, Suite 1600	705,200	(13)	6.6%
Boston, MA 02111
Walker Smith Capital, L.P.	690,700	(14)	6.4%
300 Cresent Court, Suite 880 Dallas, TX 75201

*	Less than 1%.

(1)	“Beneficial Ownership” is defined pursuant to Rule 13d-3 of the Exchange Act, and generally means any person who directly or indirectly has or shares voting or investment power with respect to a security. A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, including, but not limited to, any right to acquire such security through the exercise of any option or warrant or through the conversion of a security. Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.

(2)	Based on 10,721,765 shares outstanding at September 30, 2003. Any securities not outstanding that are subject to options or warrants held by a person shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(3)	Includes 81,000 shares owned jointly with Mr. Glisson’s wife as trustees of the Glisson Family Trust, with respect to which Mr. Glisson has shared voting and shared dispositive powers, 150,000 shares of restricted stock and 142,500 shares subject to options exercisable within 60 days of September 30, 2003.

(4)	Includes 2,000 shares Mr. Brown holds as trustee for the benefit of his minor children, with respect to which he has sole voting and dispositive powers, and 116,250 shares subject to options exercisable within 60 days of September 30, 2003.

(5)	Includes 108,000 shares subject to options exercisable within 60 days of September 30, 2003.

(6)	Includes 2,000 shares owned jointly with Mr. Alewel’s wife and 339 shares held as trustee for the benefit of his minor children, with respect to which Mr. Alewel has shared voting and shared dispositive powers. Also includes 620 shares held by Mr. Alewel’s wife with respect to which he has no voting or dispositive powers. Includes 100,000 shares subject to options exercisable within 60 days of September 30, 2003.

(7)	Includes 300 shares held by Mr. Willensky’s wife with respect to which he has no voting or dispositive powers and 7,500 shares subject to options exercisable within 60 days of September 30, 2003.

(8)	Includes 4,000 shares owned jointly with Mr. Hammock’s wife with respect to which Mr. Hammock has shared voting and shared dispositive powers and 700 shares held as trustee for the benefit of his children. Also includes 7,500 shares subject to options exercisable within 60 days of September 30, 2003.

(9)	Includes 16,000 shares subject to options exercisable within 60 days of September 30, 2003.

(10)	Includes 7,500 shares subject to options exercisable within 60 days of September 30, 2003.

(11)	Includes 4,375 shares subject to options exercisable within 60 days of September 30, 2003.

(12)	Includes 509,625 shares subject to options exercisable within 60 days of September 30, 2003.

(13)	Based solely on a Schedule 13G, dated December 31, 2002, filed with the Securities and Exchange Commission on January 29, 2003.

(14)	Based solely on a Schedule 13G, dated February 14, 2003, filed with the Securities and Exchange Commission on February 14, 2003.

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

     The following table summarizes information about equity awards under the Company’s 1993 and 2002 Plans and those issued outside of these Plans as of June 30, 2003:

	Number of shares of		Number of Shares of
	Common Stock to be	Weighted Average	Common Stock
	issued upon exercise	Exercise Price of	Available for Future
	of Outstanding	Outstanding	Issuance (excluding
Plan Category	Options*	Options	shares reflected in *)
Equity compensation plans approved by security holders	941,000	$4.56	906,400 (1)
Equity compensation plan not approved by security holders:
Richard J. Schneider(2)	25,000	$1.00	N/A
Reed M. Alewel(3)	25,000	$1.00	N/A
Floyd W. Glisson(4)	135,000	$1.00	N/A

Total	1,126,000	$3.98	906,400

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

Summary Description of Equity Compensation Awards Outside of the Plans

     Non-Plan Options

     In December 1999, the Company’s Board of Directors granted nonqualified stock options outside the 1993 Plan to three of the Company’s officers for the numbers of shares and upon the terms set forth in the table above (the “Non-Plan Options”). The Non-Plan Options were not submitted to the Company’s stockholders for approval.

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

The financial statements were set forth under Item 8 of the Annual Report on Form 10-K filed by the Company on September 26, 2003. Financial statement schedules were omitted since they were either not required, not applicable, or the information was otherwise included.

(2)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003. The Company furnished to the SEC reports on Form 8-K on April 24, 2003, to furnish the press release announcing, among other things, the settlement of patent litigation, and May 5, 2003, to furnish the press release announcing our financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: October 24, 2003

ACRES GAMING INCORPORATED (Registrant)

By:	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 24, 2003	/s/ Floyd W. Glisson

Floyd W. Glisson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2003	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: October 24, 2003	/s/ Ronald G. Bennett*

Ronald G. Bennett Director

Date: October 24, 2003	/s/ Robert W. Brown*

Robert W. Brown Director

Date: October 24, 2003	/s/ Richard D. Furash*

Richard D. Furash Director

Date: October 24, 2003	/s/ Roger B. Hammock*

Roger B. Hammock Director

Date: October 24, 2003	/s/ David R. Willensky*

David R. Willensky Director

*By:	/s/ Patrick W. Cavanaugh

Patrick W. Cavanaugh, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated as of June 29, 2003, by and among Acres Gaming Incorporated, International Game Technology and NWAC Corp. (1)

3.1	Articles of Incorporation of Acres Gaming Incorporated, as amended (2)

3.2	Bylaws of Acres Gaming Incorporated, as amended (3)

4.1	Convertible Subordinated Debentures and Warrants Purchase Agreement dated December 21, 2001, by and between Acres Gaming Incorporated, Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC (4)

4.2	Form of Convertible Subordinated Debentures dated December 21, 2001, entered into by Acres Gaming Incorporated and each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC in the amounts of $1,500,000, $1,000,000 and $2,500,000, respectively (4)

4.3	Form of Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC for 53,302, 35,535 and 88,837 shares of common stock, respectively (4)

4.4	Registration Rights Agreement dated December 21, 2001, by and between Acres Gaming Incorporated to each of Deephaven Private Placement Trading Ltd., Omicron Partners, LP and Riverview Group, LLC (4)

4.5	Stock Purchase Warrant dated December 21, 2001, issued by Acres Gaming Incorporated to Roth Capital Partners, LLC (4)

+10.1	Acres Gaming Incorporated 1993 Stock Option and Incentive Plan, as amended (2)

+10.2	Employment Agreement dated July 1, 1996 between the Company and John F. Acres (2)

+10.3	Amendment to Employment Agreement dated July 20, 1998 between the Company and John F. Acres (5)

10.4	Lease dated March 3, 1998 between the Company and #26 McCarran Center, LC (6)

10.5	Lease dated August 5, 1999, between the Company and Avery Investments (7)

10.6	System Upgrade Agreement dated June 7, 1999 between Crown Limited and the Company (8)

+10.7	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Richard Schneider dated December 8, 1999.(9)

+10.8	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Reed Alewel dated December 8, 1999.(9)

+10.9	Nonqualified Stock Option Agreement between Acres Gaming Incorporated and Floyd Glisson dated December 8, 1999.(9)

10.10	Product Sales, Delivery and License Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT (10)

10.11	Acres Software Maintenance Agreement dated December 8, 2000 between Acres Gaming Incorporated and IGT (10)

10.12	Equipment Sale Agreement dated February 14, 2001 between AGI Distribution Inc. and Acres Gaming Incorporated and Station Casinos, Inc. and Station’s affiliates (11)

+10.13	Employment Agreement between Acres Gaming Incorporated and Floyd W. Glisson dated as of January 1, 2001 (12)

10.14	Lease dated July 30, 2001 between the Company and URS Corporation (13)

10.15	First Amendment to Lease between the Company and URS Corporation dated as of February 21, 2003.(14)

+10.16	Amendment No. 1 to Employment Agreement between Acres Gaming Incorporated and Floyd W. Glisson dated as of June 29, 2003.(14)

+10.17	Employment Agreement between Acres Gaming Incorporated and Richard J. Schneider dated as of June 29, 2003.(14)

21.1	Subsidiaries of the Registrant(14)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants(14)

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(14)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(14)

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, previously filed with the Commission on August 15, 2003.

(2)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996, previously filed with the Commission.

(3)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, previously filed with the Commission.

(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-77050), previously filed with the Commission on January 18, 2002.

(5)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, previously filed with the Commission.

(6)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1998, previously filed with the Commission.

(7)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, previously filed with the Commission.

(8)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999, previously filed with the Commission.

(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-99945), previously filed with the Commission on September 20, 2002.

(10)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, previously filed with the Commission.

(11)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, previously filed with the Commission.

(12)	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, previously filed with the Commission.

(13)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001, previously filed with the Commission.

(14)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, previously filed with the Commission.